Form 10-Q
period 2008-03-31
Capmark Financial Group Inc.
filed 2008-05-15
CIK 1406508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-146211

CAPMARK FINANCIAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1902188 (I.R.S. Employer Identification No.)
411 Borel Avenue, Suite 320 San Mateo, California (Address of principal executive offices)	94402 (Zip Code)
(650) 572-6600 (Registrant's telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2008, 432,744,704 shares of the Registrant's common stock, par value of $.001 per share, were outstanding.

CAPMARK FINANCIAL GROUP INC.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Balance Sheet (unaudited)

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
Assets
Cash, cash equivalents and restricted cash	$1,110,193	$1,436,752
Accounts and other receivables	347,366	470,669
Investment securities:
Trading	194,987	185,692
Available for sale	972,006	949,682
Loans held for sale	7,719,057	7,783,769
Loans held for investment, net of allowance for loan losses of $32.1 million and $28.8 million as of March 31, 2008 and December 31, 2007	7,378,476	6,891,714
Real estate investments	1,940,177	1,748,555
Equity investments	1,940,213	1,984,140
Mortgage servicing rights	861,433	890,550
Current taxes receivable	343,725	201,916
Deferred tax assets	53,984	32,029
Goodwill and other intangible assets, net	179,208	182,549
Other assets	514,368	506,379

Total assets	$23,555,193	$23,264,396

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$5,069,830	$3,832,637
Collateralized borrowings in securitization trusts	261,557	260,524
Other long-term borrowings	8,711,410	8,047,162
Deposit liabilities	4,512,020	5,552,607
Real estate syndication proceeds	1,458,854	1,563,151
Accounts payable and other liabilities	821,368	1,069,068

Total liabilities	20,835,039	20,325,149

Commitments and Contingent Liabilities	—	—
Minority Interest	339,566	330,196
Mezzanine Equity	100,624	102,418
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 650,000,000 shares authorized; 412,899,091 shares issued and outstanding as of March 31, 2008 and 412,898,576 shares issued and outstanding as of December 31, 2007	413	413
Capital paid in excess of par value	2,056,899	2,050,361
Retained earnings	195,706	418,876
Accumulated other comprehensive income, net of tax:
Net unrealized gain on investment securities and derivative instruments	5,929	17,536
Net foreign currency translation adjustment	21,017	19,447

Total accumulated other comprehensive income, net of tax	26,946	36,983

Total stockholders' equity	2,279,964	2,506,633

Total liabilities and stockholders' equity	$23,555,193	$23,264,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net Interest Income
Interest income	$276,978	$297,417
Interest expense	215,875	213,863

Net interest income	61,103	83,554
Provision for loan losses	7,629	6,319

Net interest income after provision for loan losses	53,474	77,235

Noninterest Income
Net (losses) gains:
Net (losses) gains on loans	(357,167)	77,207
Net (losses) gains on investments and real estate	(11,738)	43,075
Other gains, net	19,251	59,060
Mortgage servicing fees	54,210	55,214
Placement fees	17,630	22,933
Investment banking fees and syndication income	13,823	16,228
Asset management fees	18,763	44,329
Trust fees and document custodial income	35,382	41,720
Other fees	3,001	17,834
Equity in (loss) income of joint ventures and partnerships	(9,993)	43,054
Net real estate investment and other income	23,614	23,342

Total noninterest income	(193,224)	443,996

Net revenue	(139,750)	521,231

Noninterest Expense
Compensation and benefits	89,637	120,029
Amortization of mortgage servicing rights	35,232	31,380
Occupancy and equipment	21,750	22,053
Professional fees	24,292	21,307
Other expenses	37,699	41,084

Total noninterest expense	208,610	235,853

(Loss) income before minority interest and income tax (benefit) provision	(348,360)	285,378
Minority interest income (expense)	15,498	(8,534)

(Loss) income before income tax (benefit) provision	(332,862)	276,844
Income tax (benefit) provision	(120,003)	101,394

Net (Loss) Income	$(212,859)	$175,450

Basic and diluted net (loss) income per share:
Net (loss) income per share	$(0.49)	$0.41
Weighted average shares outstanding	432,940	432,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)

(in thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Common Stock
Balance at beginning of period	$413	$413

Balance at end of period	413	413

Capital Paid in Excess of Par Value
Balance at beginning of period	2,050,361	2,034,875
Additional shares issued	3	3
Stock-based compensation expense	6,693	5,804
Other	(158)	—

Balance at end of period	2,056,899	2,040,682

Retained Earnings
Balance at beginning of period	418,876	144,144
Cumulative effect of adopting FASB Interpretation No. 48	—	(9,535)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159	(9,805)	—
Net (loss) income	(212,859)	175,450
Other	(506)	—

Balance at end of period	195,706	310,059

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	36,983	49,793
Net unrealized loss on investment securities and derivative instruments	(11,607)	(7,461)
Net foreign currency translation adjustment	1,570	(1,435)

Balance at end of period	26,946	40,897

Total Stockholders' Equity	$2,279,964	$2,392,051

Comprehensive (Loss) Income
Net (loss) income	$(212,859)	$175,450
Other comprehensive loss	(10,037)	(8,896)

Comprehensive (loss) income	$(222,896)	$166,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Operating Activities
Net cash (used in) provided by operating activities	$(434,923)	$447,306

Investing Activities
Net decrease in restricted cash	5,118	12,821
Proceeds from sales of investment securities classified as available for sale	—	447,099
Repayments of investment securities classified as available for sale	24,350	16,707
Purchases of investment securities classified as available for sale	(26,301)	(309,450)
Repayments of loans held for investment	310,553	607,029
Origination/purchase of loans held for investment	(752,188)	(712,968)
Net purchases of real estate investments	(29,704)	(163,327)
Net purchases of property and equipment	(927)	(7,797)
Proceeds from sales of/capital distributions from equity investments	14,897	25,882
Purchases of equity investments	(62,645)	(205,773)
Purchases of mortgage servicing rights	—	(52,492)
Sales of mortgage servicing rights	—	43,213
Other investing activities, net	37	983

Net cash used in investing activities	(516,810)	(298,073)

Financing Activities
Net increase (decrease) in short-term borrowings	1,092,466	(355,320)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	47,509
Repayments of collateralized borrowings in securitization trusts	—	(782,109)
Proceeds from issuance of other long-term borrowings	588,997	68,746
Repayments of other long-term borrowings.	(68,379)	(96,037)
Net (decrease) increase in deposit liabilities.	(1,064,433)	1,200,558
Real estate syndication proceeds received	29,917	78,443
Minority interest proceeds	18,275	8,513
Net repurchases of mezzanine equity and additional common shares	(2,455)	(3,352)
Other financing activities, net	2,961	—

Net cash provided by financing activities	597,349	166,951

Effect of Foreign Exchange Rates on Cash	32,943	2,665

Net (Decrease) Increase in Cash and Cash Equivalents	(321,441)	318,849
Cash and Cash Equivalents, Beginning of Period(1)	1,204,477	325,804

Cash and Cash Equivalents, End of Period(1)	$883,036	$644,653

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$23,316	$10,014
Interest paid	209,995	186,845

(1)
Cash and cash equivalents exclude restricted cash of $227.2 million as of March 31, 2008, $232.3 million as of December 31, 2007 and $240.1 million as of March 31, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Operations

        Capmark Financial Group Inc. ("Capmark") is a diversified company that provides a broad range of financial services to investors in commercial real estate-related assets. Capmark has three core businesses: lending and mortgage banking, investments and funds management, and loan servicing. Capmark operates in North America, Europe and Asia. As used herein, the terms "Company," "we," "us" and "our" refer to Capmark and its subsidiaries as a consolidated group, except where it is clear that the term means only Capmark.

        Prior to March 23, 2006, the Company was an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation ("GMAC"). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the "Sponsors") acquired a controlling equity stake in the Company from a subsidiary of GMAC. In connection with the acquisition, the percentage ownership interests of both the Sponsors and GMAC were reduced proportionately by the sale of common stock to employees of the Company who acquired an initial aggregate equity interest of approximately four percent. As a result of subsequent sales of common stock to those and additional employees and non-employee directors (collectively, the "Management Stockholders"), less repurchases of common stock from employees no longer with the Company, the Sponsors own a majority interest of approximately 74 percent, the Management Stockholders own an equity interest of approximately five percent and a subsidiary of GMAC owns an equity interest of approximately 21 percent as of March 31, 2008. The aforementioned changes in ownership will be referred to as the "Sponsor Transactions" in these notes to the condensed consolidated financial statements.

2. Risks and Uncertainties

        The Company's primary business risks include: credit risk, liquidity risk, interest rate and other market risks, and operational risk as more fully described in Note 2 to the Company's 2007 audited consolidated financial statements included in the Company's prospectus filed with the Securities Exchange Commission ("SEC") on March 26, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov. Management of these risks affects both the level and stability of the Company's earnings.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnote disclosures required for annual financial reporting. Therefore, these interim financial statements should be read in conjunction with the Company's 2007 audited consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expense. The Company's estimates and assumptions are affected by risks and uncertainties, including those associated with credit exposure and interest rate and market spread volatility. Management uses available information in developing estimates and assumptions. Future changes in credit and market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying condensed consolidated financial statements.

        The Company consolidates all wholly-owned and majority-owned subsidiaries that it controls. In certain cases, economic ownership interests and control do not strictly align and there are other specific

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

consolidation criteria that must be applied under GAAP, and in those cases the Company follows the accounting policies more fully disclosed in Note 3 to its 2007 audited consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

  Sale of Operations

        In February 2007, the Company sold a majority of its affordable housing debt platform to an unaffiliated buyer for approximately $500 million in cash and the buyer also assumed approximately $700 million of related financing obligations. The Company recognized a pre-tax gain on sale of approximately $65.3 million and reported the gain as a component of other gains, net in the condensed consolidated statement of operations. At the time of the transaction, the Company retained approximately $300 million of investment securities associated with the affordable housing debt platform that were not included in the sale. The earnings and cash flows of the entire affordable housing debt platform are fully consolidated in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2007. The affordable housing debt platform was not classified as a discontinued operation because its operations and cash flows could not be clearly distinguished from the rest of the Company. The affordable housing debt platform was included in the North American Affordable Housing business segment. See Note 20 for segment information.

Significant Accounting Policies and Recently Issued Accounting Standards

        The Company's significant accounting policies are disclosed in Note 3 to its 2007 audited consolidated financial statements. There have been no significant changes to the Company's significant accounting policies as of March 31, 2008, except that on January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," or "SFAS No. 157," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," as more fully discussed below and in Note 14 to these condensed consolidated financial statements.

  Fair Value

        The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Adoption of this statement did not have a material impact on the method in which the Company determines fair value but did require additional disclosures as discussed in Note 14.

        The Company also adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 permits an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial assets and

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

financial liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 requires that the difference between the carrying value of financial assets and financial liabilities elected and the fair value of such instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect adjustment from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008. See Note 14 for additional information.

  Recently Issued Accounting Standards

        Recently issued accounting standards that may have an impact on the Company's consolidated financial statements are more fully disclosed in Note 3 to the Company's 2007 audited consolidated financial statements. The following standards have been issued subsequent to the release of the Company's 2007 audited consolidated financial statements.

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective date of FASB Statement No. 157," or "FSP FAS 157-2." This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP FAS 157-2 became effective upon issuance and was adopted by the Company.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Management is currently evaluating the potential impact of SFAS No. 161 on the disclosures included in the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," or "FSP FAS 142-3." This FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in business combinations and asset acquisitions. Management is currently evaluating the potential impact of FSP 142-3 on the Company's consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or "SFAS No. 162," which, when effective, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is currently evaluating the potential impact of SFAS No. 162 on the Company's consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

4. Investment Securities

        Investment securities include: commercial mortgage-backed securities ("CMBS"); asset-backed securities ("ABS"); collateralized debt obligations ("CDOs") which may be collateralized by CMBS, unsecured real estate investment trust debt and other real estate related investments; tax-exempt securities; certain Japanese bonds ("TMK" securities); securities backed by Ginnie Mae, Fannie Mae and Freddie Mac (Government Sponsored Enterprise or "GSE" securities); U.S. Treasury securities; and other investment securities.

        The following table summarizes the Company's investment securities classified as available for sale as of March 31, 2008, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized Losses	Fair value
Beneficial interests in CMBS, ABS and CDOs	$98,353	$19,610	$(3,693)	$114,270
Tax-exempt securities	253,137	688	(5,385)	248,440
TMK securities	349,598	166	(6,242)	343,522
GSE securities	230,354	1,277	(6,336)	225,295
U.S. Treasury and other securities	39,672	830	(23)	40,479

Total	$971,114	$22,571	$(21,679)	$972,006

        The following table summarizes the Company's investment securities classified as available for sale as of December 31, 2007, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized Losses	Fair value
Beneficial interests in CMBS, ABS and CDOs	$104,252	$16,265	$(2,646)	$117,871
Tax-exempt securities	247,395	3,162	(58)	250,499
TMK securities	311,827	821	(486)	312,162
GSE securities	235,138	1,404	(417)	236,125
U.S. Treasury and other securities	32,346	679	—	33,025

Total	$930,958	$22,331	$(3,607)	$949,682

        The Company did not sell any investment securities classified as available for sale during the three months ended March 31, 2008. The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities classified as available for sale and the related proceeds received on such sales for the three months ended March 31, 2007 (in thousands):

Three months ended March 31, 2007
Gains recognized	$19,466
Losses recognized	—

Net gains	$19,466

Proceeds received	$44,211

        The gains were recorded as a component of net (losses) gains on investments and real estate in the condensed consolidated statement of operations. The proceeds received for the three months ended March 31, 2007 do not include the transfer of investment securities in connection with the Company's sale of a majority of its affordable housing debt platform in February 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

4. Investment Securities (Continued)

        Impairment charges recognized for declines in value of investment securities classified as available for sale considered other-than-temporary were $3.8 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively.

        The following table summarizes the fair value and gross unrealized losses of the Company's investment securities classified as available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Beneficial interests in CMBS, ABS and CDOs	$9,165	$(1,556)	$18,045	$(2,137)	$27,210	$(3,693)
Tax-exempt securities	200,079	(5,189)	1,784	(196)	201,863	(5,385)
TMK securities	302,185	(6,242)	—	—	302,185	(6,242)
GSE securities	110,241	(3,086)	89,694	(3,250)	199,935	(6,336)
U.S. Treasury and other securities	10,226	(23)	—	—	10,226	(23)

Total	$631,896	$(16,096)	$109,523	$(5,583)	$741,419	$(21,679)

        The following table summarizes the fair value and gross unrealized losses of the Company's investment securities classified as available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Beneficial interests in CMBS, ABS and CDOs	$33,955	$(1,518)	$20,120	$(1,128)	$54,075	$(2,646)
Tax-exempt securities	—	—	1,991	(58)	1,991	(58)
TMK securities	87,086	(194)	89,748	(292)	176,834	(486)
GSE securities	49,319	(72)	96,851	(345)	146,170	(417)

Total	$170,360	$(1,784)	$208,710	$(1,823)	$379,070	$(3,607)

        The unrealized losses in the tables above were temporary declines in fair value due to unfavorable market conditions and were not reflective of credit deterioration of the securities. In determining that the carrying values are fully recoverable over the expected holding periods, the Company performed credit analyses in relation to these investment securities and has considered the risks and uncertainties regarding future declines in fair value as well as the potential effects that declines in fair value would have on the Company's liquidity. Management believes the Company has the ability and intent to hold these securities until they recover in value and therefore concluded the unrealized losses are not other-than-temporary.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

5. Loans Held for Sale

        The following table summarizes the Company's loans held for sale as of March 31, 2008 and December 31, 2007, by loan type, substantially all carried at fair value as of March 31, 2008 and at the lower of amortized cost or fair value as of December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Floating rate mortgage loans	$6,376,541	$6,602,555
Fixed rate mortgage loans	1,262,382	1,103,446
Construction loans	13,617	12,052
Loan participations	66,517	65,716

Total	$7,719,057	$7,783,769

        The Company reviews its loan portfolio to determine whether any changes in classification should be made between "held for sale" and "held for investment." Consideration is given to the Company's intent and ability to hold such loans for the forseeable future or until the loans mature or are paid in full. In making such a determination, the Company considers, among other factors, its liquidity needs, capital requirements, prevailing economic conditions, and the availability of distribution channels into which the Company has historically sold loans. No loans were transferred from "held for sale" to "held for investment" during the three months ended March 31, 2008.

        In connection with the Company's adoption of SFAS No. 159, substantially all of the Company's loans held for sale are accounted for at fair value as of March 31, 2008 and, accordingly, do not require a valuation allowance. Approximately $41.4 million of loans held for sale in the Philippines continue to be accounted for at the lower of amortized cost or fair value as of March 31, 2008 due to the highly specialized nature of the underlying loan agreements, which do not readily lend themselves to reliable fair value estimation.

6. Loans Held for Investment

        The following table summarizes the Company's loans held for investment as of March 31, 2008 and December 31, 2007, by loan type (in thousands):

	March 31, 2008	December 31, 2007
Floating rate mortgage loans	$5,180,451	$5,167,440
Fixed rate mortgage loans	907,818	579,909
Acquired non-performing loans	360,825	358,368
Construction loans	955,503	809,234
Loan participations	5,967	5,515

Total	7,410,564	6,920,466
Allowance for loan losses	(32,088)	(28,752)

Net	$7,378,476	$6,891,714

        The "Total" amounts set forth in the table above are equal to the unpaid principal balance of the loans less the amount of any market valuation adjustments applied to loans that were previously classified as held for sale and other discounts to carrying value. The aggregate amount of such adjustments/discounts for all loans held for investment was $97.3 million and $106.6 million as of March 31, 2008 and December 31, 2007, respectively.

        The Company's allowance for loan losses is established, monitored and maintained on the basis of past loan experience, the current composition of the portfolio, historical credit migration, property type

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

6. Loans Held for Investment (Continued)

diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

        The following table summarizes activity related to the Company's allowance for loan losses (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Balance at beginning of period	$28,752	$61,715
Provision for loan losses	7,629	6,319
Loans charged off	(4,000)	(3,761)
Foreign currency translation adjustment	285	355
Transfers and other	(578)	896

Balance at end of period	$32,088	$65,524

        The decline in the allowance for loan losses from March 31, 2007 was primarily due to the charge-off of a fully-reserved loan in the fourth quarter of 2007.

        The Company purchased non-performing loans at significant discounts to the loans' unpaid principal balance. At the time of acquisition, these loans evidenced credit quality deterioration and the probability that not all contractual payments would be collectible. The Company does not maintain an allowance for loan losses on such acquired non-performing loans because when impairments are identified, the carrying values of the loans are immediately written down. The provision for such impairments totaled $4.0 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively.

        The following table summarizes information about loans originated by the Company that are held for investment and have specifically been identified as being impaired as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Impaired loans with an allowance for loan losses	$92,974	$56,761
Impaired loans without an allowance for loan losses	34,395	44,474

Total impaired loans	127,369	101,235
Allowance for loan losses on impaired loans	(13,430)	(6,919)

Net impaired loans	$113,939	$94,316

        The allowance for loan losses on impaired loans is included in the Company's overall allowance for loan losses. The Company does not recognize interest income on impaired loans.

7. Real Estate Investments

        The following table summarizes the Company's real estate investments as of March 31, 2008 and December 31, 2007 by classification (in thousands):

	March 31, 2008	December 31, 2007
Held for investment, net of depreciation	$1,754,331	$1,606,730
Held for sale	109,792	67,292
Acquired through foreclosure	76,054	74,533

Total	$1,940,177	$1,748,555

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

8. Equity Investments

        The following table summarizes the Company's equity investments as of March 31, 2008 and December 31, 2007 by investment type (in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent of portfolio	Amount	Percent of portfolio
Investments in affordable housing partnerships in the United States	$858,232	44%	$942,176	48%
Investments in real estate equity investment funds in the United States	505,551	26	491,941	25
Investments in real estate projects, joint ventures and real estate equity investment funds in Europe	170,147	9	162,487	8
Investments in other real estate ventures in the United States	141,976	7	154,062	8
Investments in non-performing commercial loan and real estate joint ventures, principally in Asia	158,468	8	148,239	7
Investments in CMBS and debt investment funds, with collateral principally in the United States	73,424	4	66,095	3
Other	32,415	2	19,140	1

Total	$1,940,213	100%	$1,984,140	100%

9. Mortgage Servicing Rights

        The following table summarizes activity related to the Company's mortgage servicing rights (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Balance at beginning of period	$890,550	$829,011
Additions	6,222	73,637
Amortization	(35,232)	(31,380)
Other	(107)	(837)

Balance at end of period	$861,433	$870,431

        Based on the Company's impairment analysis, the Company did not record a valuation allowance related to mortgage servicing rights in either period presented.

10. Goodwill and Other Intangible Assets

        In connection with the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,"or "FIN 48," on January 1, 2007, the Company recorded an increase to goodwill of $32.2 million due to the accrual of reserves for uncertain tax positions that existed as of the close of the Sponsor Transactions.

        The Company recorded scheduled amortization expense on its intangible assets of $3.3 million and $6.0 million for the three months ended March 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

11. Short-term and Long-term Borrowings

        The following table summarizes the Company's outstanding borrowings as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Short-term borrowings	$5,069,830	$3,832,637
Collateralized borrowings in securitization trusts	261,557	260,524
Other long-term borrowings	8,711,410	8,047,162

Total	$14,042,797	$12,140,323

        Included in other long-term borrowings is approximately $1.7 billion of indebtedness as of March 31, 2008 and December 31, 2007 associated with the Company's bridge loan due in March 2009.

        The following table summarizes the Company's assets that are pledged as collateral for the payment of related secured borrowings as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Loans held for sale	$3,713,212	$2,648,612
Loans held for investment	3,546,716	1,435,105
Investment securities classified as trading	102,482	57,074
Investment securities classified as available for sale	229,073	239,195
Real estate investments	994,193	555,934
Other (including cash, cash equivalents, accounts and other receivables, and other assets)	8,497	8,477

Total assets pledged as collateral	$8,594,173	$4,944,397

Related secured borrowings	$3,889,043	$3,081,723

        The increase in assets pledged as collateral from December 31, 2007 was primarily due to the increased secured borrowings by Capmark Bank ("Capmark Bank US"), a wholly-owned U.S. subsidiary of the Company, from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of Seattle, as required under the terms of their borrowing programs. The following table segregates the assets pledged as collateral (substantially consisting of loans) for Capmark Bank US as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Capmark Bank US:
Total assets pledged as collateral	$4,620,044	$1,297,678
Related secured borrowings	1,653,558	550,000
Non-Capmark Bank US:
Total assets pledged as collateral	3,974,129	3,646,719
Related secured borrowings	2,235,485	2,531,723

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

12. Deposit Liabilities

        The following table summarizes the Company's deposit liabilities as of March 31, 2008 and December 31, 2007, by deposit type, substantially carried at fair value as of March 31, 2008 and at amortized cost as of December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Brokered certificates of deposit	$4,507,282	$5,545,976
All other deposit liabilities	4,738	6,631

Total	$4,512,020	$5,552,607

        In connection with the Company's adoption of SFAS No. 159, the Company's brokered certificates of deposit ("Brokered CDs") are accounted for at fair value as of March 31, 2008.

        The deposits of Capmark Bank US are primarily interest-bearing, issued in denominations of $100,000 or less and are insured by the Federal Deposit Insurance Corporation ("FDIC").

13. Income Taxes

        Prior to the Sponsor Transactions, the Company had operated within the General Motors ("GM")-controlled tax group under the principles of a tax-sharing arrangement. Under this arrangement, the Company was generally treated as a standalone taxpayer, except with regard to foreign tax credits and net operating losses. The Company would receive credit for such tax attributes only if the GM group as a whole could utilize such benefits.

        Upon the closing of the Sponsor Transactions, the Company became deconsolidated from the GM-controlled tax group. Therefore, the Company is no longer an eligible member of the GM consolidated tax group for any periods after the date of the Sponsor Transactions. Thus, the Company is now liable for worldwide taxes based solely on its consolidated operations as a standalone taxpayer. Moreover, based on applicable tax rules, certain tax attributes represented by net operating losses and foreign tax credits were specifically allocated by GM to the Company in respect to an intercompany receivable due from GM. These amounts were reclassified as deferred tax assets in the consolidated balance sheet as of the close of the Sponsor Transactions.

        The Company recognized approximately $4.7 million and $4.1 million of gross interest and penalties for the three months ended March 31, 2008 and 2007, respectively. The Company accrued approximately $54.4 million and $49.7 million for the payment of interest and penalties as of March 31, 2008 and December 31, 2007, respectively.

        The Company operates in multiple tax jurisdictions, both within and outside the United States. Accordingly, the Company is, from time to time, under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

13. Income Taxes (Continued)

dates. The following table summarizes the tax years that remain subject to examination in the Company's major tax jurisdictions as of March 31, 2008:

United States—Federal	2001 and forward
United States—Individual States	1994 and forward
Japan	2001 and forward
Ireland	2003 and forward
Canada	2005 and forward
Taiwan	2006 and forward

        Based upon the expiration of statutes of limitations and/or conclusion of tax examinations in several jurisdictions, management believes it is reasonably possible that the total amount of previously unrecognized tax benefits as of March 31, 2008 for the items discussed above may decrease by up to $36.6 million within the next 12 months.

        The Internal Revenue Service ("IRS") has a policy to examine the income tax returns of large corporate taxpayers, including GM and its subsidiaries. Prior to the Sponsor Transactions, the Company was included in the GM consolidated tax group, which is currently under IRS examination for tax years 2001 through the Sponsor Transactions date. Subsequent to the Sponsor Transactions, the Company may be audited by federal, state, foreign and local taxing authorities. Management believes that an adequate provision for contingencies related to all income taxes and interest as of March 31, 2008 has been established in accordance with FIN 48. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify the Company for any and all taxes with respect to the Company and its subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, the Company has agreed to indemnify GMAC for any and all tax liabilities of the Company and its subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in the Company's consolidated financial statements.

14. Fair Value of Financial Instruments

        SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement.

Fair Value Hierarchy

        In accordance with SFAS No. 157, the Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        As required by SFAS No. 157, financial assets and liabilities recorded on the consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:

        Level 1—financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access, as well as certain U.S. Treasury securities that are highly liquid and are actively traded.

        Level 2—financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

  a)
  Quoted prices for similar assets or liabilities in active markets;

  b)
  Quoted prices for identical or similar assets or liabilities in non-active markets;

  c)
  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

  d)
  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

        Level 3—financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow ("DCF") methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Determination of Fair Value

        Under SFAS No. 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore are based primarily upon management's own estimates, are calculated based upon the Company's pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results may not be realized in an actual sale or immediate settlement of the asset or liability.

        Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

        Investment securities classified as trading and available for sale are carried at fair value. Where quoted prices are available in an active market for identical instruments, investment securities are

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, U.S. Government sponsored enterprises, and certain commercial mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain CMBS, ABS and CDOs. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain residual interests in securitizations and other less liquid investment securities.

Loans Held for Sale

        In connection with the adoption of SFAS No. 159, the Company elected to account for substantially all of its loans held for sale at fair value. This allows the offsetting of the changes in fair value of the loans and the derivative instruments used to economically hedge such loans without the administrative burden of complying with the stringent requirements for hedge accounting under SFAS No. 133. The fair values of the Company's loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including updated securitization spreads where appropriate, interest rates, whole loan spreads for each property type based on loan-to-cost ratios of collateral and other factors, and bids or indications provided by market participants on specific loans that are actively marketed for sale. In addition, the impact of potential extensions, interest-rate floors and unfunded commitments on the Company's floating rate loan portfolio is taken into consideration when determining the fair value for each loan. The Company also considers changes in borrowers' credit status and the fair value of collateral in estimating the fair value of certain loans. Although the Company bases its loan valuations on observable inputs to the extent possible, the valuations are estimates. Changes in market conditions, borrower credit-worthiness and collateral values between the dates of management's estimates and the dates of disposition of the loans can have a significant impact on the amounts ultimately realized upon disposition. Due to significant use of unobservable pricing inputs, the majority of the Company's loans held for sale as of March 31, 2008 are classified within Level 3 of the valuation hierarchy.

        As of March 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $7.7 billion and an aggregate unpaid principal balance of $8.2 billion. Interest income on these loans continues to be recorded as a component of interest income in the consolidated statement of operations. Net realized and unrealized losses of $327.5 million resulting from the changes in fair value of these loans were recorded during the three months ended March 31, 2008 and reported as a component of net (losses) gains on loans in the condensed consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company no longer defers recognition of placement fees and direct loan origination costs with respect to its loans held for sale because such loans are carried at fair value. Previously, placement fees and direct loan origination costs were deferred as part of the carrying amount of the loans and recognized as a component of the net gain or loss on sale of such loans.

Equity Investments

        Substantially all of the Company's equity investments are accounted for under the equity method. The Company did not elect the fair value option under SFAS No. 159 for its equity investments. The Company may elect the fair value option for certain new equity investments on an

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

instrument-by-instrument basis going forward. When such investments are made, the Company will consider facts and circumstances available to estimate the fair value of such equity investments and employ DCF models. In arriving at the fair value, the Company will obtain observable market data, including data on the underlying investments that highlights competitive market conditions affecting occupancy projections, current rental rates and growth prospects, current expense rates, capital improvement needs and certain market pricing parameters of similar quality properties. In addition, the Company will consider access to and need for capital, qualitative assessments of the viability of the investees, evaluation of available financial statements of the investees and prospects for their future. When appropriate, the changes in the fair value of these investments will be reported as a component of equity in income (loss) of joint ventures and partnerships in the consolidated statement of operations.

Mortgage Servicing Rights

        Mortgage servicing rights ("MSRs") are carried at the lower of amortized cost or fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the Company estimates the fair value of MSRs using DCF models that calculate the present value of estimated future net servicing income. These models consider and incorporate portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts the underlying inputs and assumptions used in the models to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are classified within Level 3 of the valuation hierarchy because the valuation inputs are largely unobservable.

Derivative Instruments

        Derivative instruments are carried at fair value. Exchange-traded derivative instruments that are valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the majority of the Company's derivative positions are valued using internally developed models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives that are valued based upon models with significant unobservable market parameters and are less actively traded, or have trade activity that is one-way, are classified within Level 3 of the valuation hierarchy. Such derivatives include unfunded fixed-rate loan commitments.

Deposit Liabilities—Brokered CDs

        In connection with the adoption of SFAS No. 159, the Company elected the fair value option for its Brokered CDs. To estimate the fair value of Brokered CDs, cash flows are evaluated taking into consideration any embedded derivative features and then discounted using the appropriate market rates for the applicable maturities. Brokered CDs are classified within Level 2 of the valuation hierarchy because the valuation inputs are primarily based on readily observable pricing information.

        The fair value option for Brokered CDs allows the offsetting of the changes in fair value of the Brokered CDs and the derivative instruments used to economically hedge such deposits without the

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

administrative burden of complying with the stringent requirements for hedge accounting under SFAS No. 133. Interest expense on these Brokered CDs continues to be recorded as a component of interest expense in the consolidated statement of operations. For the three months ended March 31, 2008, the Company recorded an $11.2 million net loss resulting from the change in fair value of these Brokered CDs and reported such change as a component of other gains, net in the condensed consolidated statement of operations.

        The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option (in thousands):

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2008
Assets:
Investment securities:
Trading	$—	$84,008	$110,979	$—	$194,987
Available for sale	15,835	254,609	701,562	—	972,006
Loans held for sale(1)	—	405,490	7,272,175	—	7,677,665
Derivative assets	—	221,743	6,133	(106,930)	120,946

Total assets	$15,835	$965,850	$8,090,849	$(106,930)	$8,965,604

Liabilities:
Deposit liabilities—Brokered CDs	$—	$4,507,282	$—	$—	$4,507,282
Derivative liabilities	33,279	122,765	169	(121,678)	34,535

Total liabilities	$33,279	$4,630,047	$169	$(121,678)	$4,541,817

(1)
Excludes $41.4 million of loans held for sale in the Philippines as of March 31, 2008 for which the Company did not elect the fair value option.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in fair value of the Company's Level 3 financial assets and liabilities for the three months ended March 31, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of December 31, 2007	$126,878	$675,254	$7,508,926	$3,567	$8,314,625
Transition adjustment	—	—	1,911	—	1,911

Beginning balance as of January 1, 2008	126,878	675,254	7,510,837	3,567	8,316,536
Purchases, issuances, sales and settlements	1,397	2,977	(186,991)	—	(182,617)
Total realized/unrealized gains/(losses):
Included in earnings	(17,836)	(4,892)	(318,514)	1,954	(339,288)
Included in other comprehensive income	540	28,223	212,453	—	241,216
Net transfers into Level 3	—	—	54,390	443	54,833

Ending balance as of March 31, 2008	$110,979	$701,562	$7,272,175	$5,964	$8,090,680

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held as of March 31, 2008	$(17,818)	$(4,892)	$(329,100)	$1,954	$(349,856)

        The table above summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008. Level 3 financial assets presented in the table include investment securities classified as trading and available for sale, loans held for sale, and net derivatives. These instruments were valued using pricing models and DCF models that incorporated assumptions, which in management's judgment, reflect the assumptions a marketplace participant would use.

        The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for the three months ended March 31, 2008 (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008	Total (losses) for the three months ended March 31, 2008
Loans Held for Investment	$—	$—	$33,863	$33,863	$(6,076)

        Loans held for investment with a carrying amount of $38.6 million were written down to their fair value of $33.9 million, less costs to sell of $1.4 million (or $32.5 million), resulting in a loss of $6.1 million, which was recorded as an increase to the provision for loan losses for the three months ended March 31, 2008.

        SFAS No. 159 requires that the difference between the carrying value of the financial instrument before the election of the fair value option and the fair value of the instrument be recorded as an

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

adjustment to beginning retained earnings in the period of adoption. The following table summarizes the impact of adopting the fair value option on January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the change in accounting resulting from the adoption of SFAS No. 159 (dollars in thousands):

Description	Carrying Value of Instrument as of December 31, 2007	Cumulative Effect Adjustment Gain or (Loss)	Carrying Value of Instrument as of January 1, 2008 After Adoption of SFAS No. 159
Loans held for sale(1)	$7,744,180	$1,911	$7,746,091
Deposit liabilities(2)	5,540,850	(17,506)	5,558,356

Pre-tax cumulative effect of adopting the fair value option		(15,595)
Benefit for deferred income taxes		(5,790)

After-tax cumulative effect of adopting the fair value option		$(9,805)

Notes:

(1)
Excludes $39.6 million of loans held for sale as of December 31, 2007 for which the Company did not elect the fair value option.

(2)
Net of unamortized issuance costs totaling $5.1 million as of December 31, 2007.

15. Derivative Instruments

        The Company primarily uses derivative instruments in connection with its risk management activities. The Company's primary objective in utilizing these derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the Company's assets and liabilities. Minimizing this volatility enables the Company to mitigate the impact of market risk on earnings.

        The derivative instruments that the Company uses include swaps, caps, forwards, options, swaptions, spread locks, loan commitments and treasury-related derivative instruments, and may be exchange-traded or contracted in the over-the-counter market.

        In contemplation of the adoption of SFAS No. 159, the Company discontinued fair value hedge accounting for its pools of fixed rate loans held for sale in late 2007. Also in 2007, the Company terminated its interest rate swaps (cash flow hedges) associated with a portion of the escrow funds maintained and managed by Escrow Bank USA ("Escrow Bank"), a wholly-owned U.S. subsidiary of the Company.

16. Stock-Based Compensation

        In connection with the Sponsor Transactions, the Company implemented a stock option award program which provides Management Stockholders with the option to purchase additional shares of common stock at a specified price, once certain time-based and performance-based vesting conditions are met. These stock options are generally granted on five-year and three-year graded vesting schedules with certain requisite service conditions. The options expire ten years after the grant date. Certain of these stock options become vested if the Company achieves specific annual performance targets.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity and related information for the three months ended March 31, 2008 (number of options in thousands):

	Three months ended March 31, 2008
	Number of Options	Weighted average exercise price per share
Options outstanding as of the beginning of the period	44,731	$5.04
Options granted	299	6.11
Options exercised	—	—
Options forfeited	(2,127)	5.04
Options cancelled	(150)	5.00
Options expired	—	—

Options outstanding as of the end of the period	42,753	$5.04

Options exercisable as of the end of the period	11,480	$5.00

        Time-based options relating to 3.3 million shares of common stock vested during the three months ended March 31, 2008, of which time-based options relating to 3.3 million shares were exercisable.

        There were 8.4 million and 6.5 million shares available for future grants of options as of March 31, 2008 and December 31, 2007, respectively.

        The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.93. The fair value of the option awards was measured as of the grant date and estimated through a Black-Scholes option-pricing model. Because the Company's common stock is not traded publicly, certain assumptions were determined using appropriate industry sector benchmarks.

        The Company recorded $4.2 million (net of tax benefit of $2.5 million) and $3.7 million (net of tax benefit of $2.1 million) in compensation expense associated with the vesting of time-based options for the three months ended March 31, 2008 and 2007, respectively. No compensation expense has been recognized for its performance-based options because the performance criteria have not been met. There was $40.6 million of unrecognized compensation expense related to non-vested option awards as of March 31, 2008, including performance-based option awards. This cost is expected to be recognized over a weighted average period of 2.63 years.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

17. Guarantees

        In the ordinary course of business, the Company issues various guarantees. The Company's outstanding guarantees as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008		December 31, 2007
	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Agency/construction lending guarantees	$343,965	$1,308	$407,738	$2,089
Agency loans sold with recourse	577,066	14,413	543,462	13,917
Other third party guarantees	272,417	—	272,771	—

Total	$1,193,448	$15,721	$1,223,971	$16,006

18. Commitments and Contingent Liabilities

        The Company holds variable interests in syndicated affordable housing partnerships where the Company provides unaffiliated investors with a guaranteed yield on their investment. These partnerships are reflected in the Company's consolidated financial statements under the financing method in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The Company's maximum exposure to loss as of March 31, 2008 was $1.7 billion, representing the $1.1 billion financing liability included in the condensed consolidated balance sheet (i.e., a component of real estate syndication proceeds), $526.8 million of guaranteed yield due to the unaffiliated investors on their initial investment and approximately $126.2 million of unfunded commitments from unaffiliated investors.

        The Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of March 31, 2008, after consultation with counsel, it is the opinion of management that potential liability arising from pending litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

19. Related Party Transactions

        The Company has a number of related party arrangements in conjunction with its business as more fully discussed in Note 23 to the Company's 2007 audited consolidated financial statements. A number of these arrangements arose in connection with the Sponsor Transactions. Related party arrangements include: annual management fees paid to the Sponsors and GMAC; transaction fees paid to certain members of the Sponsors related to the issuance of debt; arm's length transactions with members of or affiliates of the Sponsors in the ordinary course of business; derivative arrangements with an affiliate of one of the Sponsors; debt financing arrangements with equity method investees; servicing of dealership loans owned by an affiliate of GMAC; sale of businesses to and facility leasing arrangements with former employees; and certain expense reimbursements made to the Chief Executive Officer. The financial impacts related to these arrangements have been properly reflected in the Company's condensed consolidated financial statements. The Company has not entered into any additional material related party arrangements subsequent to December 31, 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information

        The operating results for the Company's six reportable business segments have been determined in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires presentation of business segments based upon a company's organization and internal reporting of operating results to the company's chief operating decision maker. The Company's chief operating decision maker is its Chief Executive Officer. The accounting policies of the Company's business segments are the same as those described in Note 3, except that disaggregated results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in the operating-decision process. Material inter-segment transactions are eliminated in consolidation.

        The Company's business segments are managed and organized based on geography and the type of business conducted. The Company has six reportable business segments: North American Lending and Mortgage Banking, North American Investments and Funds Management, North American Servicing, Asian Operations, European Operations and North American Affordable Housing.

        The following table summarizes the financial results for the Company's reportable business segments for the three months ended March 31, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$78,025	$619	$(4,087)	$7,364	$4,852	$(2,293)	$(23,377)	$61,103
Noninterest income	(74,737)	17,489	79,113	3,359	(243,582)	5,119	20,015	(193,224)

Total revenue	3,288	18,108	75,026	10,723	(238,730)	2,826	(3,362)	(132,121)
Provision for loan losses	4,968	—	—	2,825	(42)	—	(122)	7,629

Net revenue	(1,680)	18,108	75,026	7,898	(238,688)	2,826	(3,240)	(139,750)
Noninterest expense	47,870	13,369	51,773	27,091	7,914	8,621	51,972	208,610

(Loss) income before minority interest and income taxes	(49,550)	4,739	23,253	(19,193)	(246,602)	(5,795)	(55,212)	(348,360)
Minority interest income (expense)	8,606	(4,235)	—	74	—	—	11,053	15,498

(Loss) income before income taxes	$(40,944)	$504	$23,253	$(19,119)	$(246,602)	$(5,795)	$(44,159)	$(332,862)

Total assets at end of period	$12,344,551	$1,081,545	$862,514	$3,087,171	$3,063,943	$1,027,740	$2,087,729	$23,555,193

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information (Continued)

        The following table summarizes the financial results for the Company's reportable business segments for the three months ended March 31, 2007 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$61,082	$4,921	$(3,462)	$13,088	$9,129	$(3,604)	$2,400	$83,554
Noninterest income	111,084	94,122	99,598	67,188	28,694	48,804	(5,494)	443,996

Total revenue	172,166	99,043	96,136	80,276	37,823	45,200	(3,094)	527,550
Provision for loan losses	174	552	(125)	4,479	(317)	1,500	56	6,319

Net revenue	171,992	98,491	96,261	75,797	38,140	43,700	(3,150)	521,231
Noninterest expense	69,840	29,436	52,239	22,739	9,853	15,475	36,271	235,853

Income (loss) before minority interest and income taxes	102,152	69,055	44,022	53,058	28,287	28,225	(39,421)	285,378
Minority interest income (expense)	5,442	(5,153)	—	(3,755)	—	—	(5,068)	(8,534)

Income (loss) before income taxes	$107,594	$63,902	$44,022	$49,303	$28,287	$28,225	$(44,489)	$276,844

Total assets at end of period	$9,459,960	$1,141,343	$951,744	$1,992,358	$2,612,678	$1,195,963	$3,314,632	$20,668,678

21. Regulatory Matters

        Certain subsidiaries of the Company are subject to GSE and the Department of Housing and Urban Development minimum net worth requirements. Failure to meet minimum net worth requirements can result in the initiation of certain actions by these entities that, if undertaken, could have a material adverse effect on the Company's consolidated financial statements. The Company was in compliance with these minimum net worth requirements as of March 31, 2008.

        Capmark Bank US and Escrow Bank must maintain minimum regulatory capital ratios to be considered "well capitalized" under the capital rules of the FDIC. In addition, both banks have agreed with the FDIC to maintain a Tier 1 leverage ratio of not less than 8.0%. The following table summarizes the U.S. banks' regulatory capital ratios as of March 31, 2008 and December 31, 2007:

		March 31, 2008		December 31, 2007
	Minimum to be Well-Capitalized	Capmark Bank	Escrow Bank	Capmark Bank	Escrow Bank
Tier 1 leverage	5.0%	12.5%	91.0%	11.6%	61.9%
Tier 1 risk-based capital	6.0%	11.6%	450.5%	12.4%	387.5%
Total risk-based capital	10.0%	13.9%	450.5%	14.8%	387.5%

        Capmark Bank Europe, a wholly-owned subsidiary of the Company, is required to comply with various laws, rules and regulations in Ireland. These requirements, among others, require Capmark Bank Europe to maintain certain capital adequacy and liquidity ratios calculated in accordance with

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

21. Regulatory Matters (Continued)

applicable laws and related accounting standards in Ireland. The following table summarizes Capmark Bank Europe's regulatory capital and liquidity ratios as of March 31, 2008 and December 31, 2007:

	Ratio minimum	March 31, 2008	December 31, 2007
Capital adequacy	15%	41%	64%
Liquidity	100%	107%	113%

        Capmark Securities Inc., a wholly-owned U.S. subsidiary of the Company, is subject to the SEC's minimum net capital requirements. Capmark Securities Inc.'s net capital requirement was $250,000 as of March 31, 2008 and December 31, 2007. Capmark Securities Inc.'s net capital totaled $20.9 million and $21.3 million as of March 31, 2008 and December 31, 2007, respectively.

22. Earnings per Share

        The tables below demonstrate how the Company has computed basic and diluted earnings per share. The denominator in each of the tables below includes shares of common stock issued and sold to employees and non-employee directors for the three months ended March 31, 2008 and 2007, respectively, which are reported as mezzanine equity in the condensed consolidated balance sheet.

        The calculation of diluted earnings per share for the three months ended March 31, 2008 excludes 32.9 million anti-dilutive stock options with time-based vesting conditions because their effect would reduce the net loss per share. Additionally, the calculation of diluted earnings per share for the three months ended March 31, 2008 excludes 9.8 million stock options with performance-based vesting conditions because the performance conditions had not been achieved at the end of the reporting period.

        The calculation of diluted earnings per share for the three months ended March 31, 2007 excludes 34.2 million anti-dilutive stock options with time-based vesting conditions. Additionally, the calculation of diluted earnings per share for the three months ended March 31, 2007 excludes 10.6 million stock options with performance-based vesting conditions because the performance conditions had not been achieved at the end of the reporting period.

	Three months ended March 31, 2008	Three months ended March 31, 2007
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net (loss) income	$(212,859)	$175,450
Denominator:
Weighted average shares outstanding	432,940	432,813
Basic (loss) income per share	$(0.49)	$0.41

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

22. Earnings per Share (Continued)

	Three months ended March 31, 2008	Three months ended March 31, 2007
	(In thousands, except per share amounts)
Diluted earnings per share
Numerator:
Net (loss) income	$(212,859)	$175,450
Denominator:
Weighted average shares outstanding	432,940	432,813
Effect of dilutive securities	—	—

Weighted average shares outstanding	432,940	432,813
Diluted (loss) income per share	$(0.49)	$0.41

23. Subsequent Events

        In April 2008, in two separate transactions, certain subsidiaries of the Company completed the sale of significant interests in 39 loans in the Company's European loan portfolio to a third party institutional buyer for a total aggregate sale price of approximately $1.8 billion. The net proceeds from the two sales were used to repay outstanding debt and for general corporate purposes. Realized losses related to the loan interests sold as well as unrealized losses related to the loan interests retained were recognized in the first quarter of 2008 and reported as a component of net (losses) gains on loans in the condensed consolidated statement of operations because the sale prices were indicative of fair value as of March 31, 2008.

24. Supplemental Financial Information

        Certain wholly-owned subsidiaries of the Company have guaranteed the Company's borrowings under its senior unsecured credit facilities. The guarantees are full and unconditional, joint and several.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

        The following supplemental financial information presents the condensed consolidating balance sheet, statement of operations and statement of cash flows for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet

March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash	$59,010	$10,056	$1,041,127	$—	$1,110,193
Investment securities—trading	15,500	117,305	62,182	—	194,987
Investment securities—other	—	372,434	658,148	(58,576)	972,006
Loans held for sale	—	2,331,584	5,882,194	(494,721)	7,719,057
Loans held for investment	—	1,057,340	6,580,577	(259,441)	7,378,476
Real estate	—	49	1,940,651	(523)	1,940,177
Equity investments	48,378	362,715	1,543,868	(14,748)	1,940,213
Other assets	8,107,780	1,513,153	2,161,396	(9,482,245)	2,300,084
Investment in subsidiaries	2,925,249	227,618	—	(3,152,867)	—

Total assets	$11,155,917	$5,992,254	$19,870,143	$(13,463,121)	$23,555,193

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$1,110,000	$764,384	$3,395,272	$(199,826)	$5,069,830
Long-term borrowings	7,100,948	—	2,106,313	(234,294)	8,972,967
Deposit liabilities	—	—	4,512,020	—	4,512,020
Real estate syndication proceeds	—	—	1,458,854	—	1,458,854
Other liabilities	564,381	3,759,287	6,319,506	(9,821,806)	821,368

Total liabilities	8,775,329	4,523,671	17,791,965	(10,255,926)	20,835,039

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	125,015	228,198	(13,647)	339,566
Mezzanine Equity	100,624	—	—	—	100,624
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	144,623	(145,409)	413
Other stockholders' equity	2,279,551	1,342,782	1,705,357	(3,048,139)	2,279,551

Total stockholders' equity	2,279,964	1,343,568	1,849,980	(3,193,548)	2,279,964

Total liabilities and stockholders' equity	$11,155,917	$5,992,254	$19,870,143	$(13,463,121)	$23,555,193

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash	$7,421	$213,661	$1,215,670	$—	$1,436,752
Investment securities—trading	21,300	98,603	65,789	—	185,692
Investment securities—other	—	373,590	635,358	(59,266)	949,682
Loans held for sale	—	2,453,401	5,582,228	(251,860)	7,783,769
Loans held for investment	—	981,655	6,123,644	(213,585)	6,891,714
Real estate	—	—	1,748,555	—	1,748,555
Equity investments	47,443	369,589	1,584,782	(17,674)	1,984,140
Other assets	8,040,133	1,505,763	2,039,532	(9,301,336)	2,284,092
Investment in subsidiaries	3,007,950	210,375	—	(3,218,325)	—

Total assets	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$408,197	$842,032	$2,679,563	$(97,155)	$3,832,637
Long-term borrowings	7,035,619	—	1,467,185	(195,118)	8,307,686
Deposit liabilities	—	—	5,554,607	(2,000)	5,552,607
Real estate syndication Proceeds	—	—	1,563,151	—	1,563,151
Other liabilities	1,071,380	3,801,712	5,653,202	(9,457,226)	1,069,068

Total liabilities	8,515,196	4,643,744	16,917,708	(9,751,499)	20,325,149

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	113,357	230,437	(13,598)	330,196
Mezzanine Equity	102,418	—	—	—	102,418
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	124,206	(124,992)	413
Other stockholders' equity	2,506,220	1,448,750	1,723,207	(3,171,957)	2,506,220

Total stockholders' equity	2,506,633	1,449,536	1,847,413	(3,296,949)	2,506,633

Total liabilities and stockholders' equity	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$77,626	$108,522	$203,777	$(112,947)	$276,978
Interest expense	103,363	66,923	158,267	(112,678)	215,875

Net interest income	(25,737)	41,599	45,510	(269)	61,103
Provision for loan losses	—	(4,541)	12,212	(42)	7,629

Net interest income after provision for loan losses	(25,737)	46,140	33,298	(227)	53,474

Noninterest Income
Net (losses) gains	(228,082)	(63,811)	(57,222)	(539)	(349,654)
Fee and investment income	1,182	67,600	90,850	(3,202)	156,430

Total noninterest income	(226,900)	3,789	33,628	(3,741)	(193,224)

Net revenue	(252,637)	49,929	66,926	(3,968)	(139,750)

Noninterest Expense
Compensation and benefits	—	63,999	25,638	—	89,637
Other expenses	7,557	75,367	44,397	(8,348)	118,973

Total noninterest expense	7,557	139,366	70,035	(8,348)	208,610

(Loss) income before minority interest and income taxes	(260,194)	(89,437)	(3,109)	4,380	(348,360)
Minority interest income	—	8,802	6,653	43	15,498

(Loss) income before income taxes	(260,194)	(80,635)	3,544	4,423	(332,862)
Income taxes	(97,126)	(29,838)	(795)	7,756	(120,003)

(Loss) income before equity in net earnings of subsidiaries	(163,068)	(50,797)	4,339	(3,333)	(212,859)
Equity in net loss of subsidiaries	(49,791)	(21,985)	—	71,776	—

Net (Loss) Income	$(212,859)	$(72,782)	$4,339	$68,443	$(212,859)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$112,876	$140,038	$185,846	$(141,343)	$297,417
Interest expense	107,115	117,147	126,206	(136,605)	213,863

Net interest income	5,761	22,891	59,640	(4,738)	83,554
Provision for loan losses	—	1,746	4,899	(326)	6,319

Net interest income after provision for loan losses	5,761	21,145	54,741	(4,412)	77,235

Noninterest Income
Net (losses) gains	(4,432)	100,413	66,514	16,847	179,342
Fee and investment income	6,835	113,213	155,156	(10,550)	264,654

Total noninterest income	2,403	213,626	221,670	6,297	443,996

Net revenue	8,164	234,771	276,411	1,885	521,231

Noninterest Expense
Compensation and benefits	(72)	93,384	26,776	(59)	120,029
Other expenses	6,862	67,750	62,942	(21,730)	115,824

Total noninterest expense	6,790	161,134	89,718	(21,789)	235,853

Income before minority interest and income taxes	1,374	73,637	186,693	23,674	285,378
Minority interest (expense)	—	—	(14,235)	5,701	(8,534)

Income before income taxes	1,374	73,637	172,458	29,375	276,844
Income taxes	(1,854)	26,700	65,127	11,421	101,394

Income before equity in net earnings of subsidiaries	3,228	46,937	107,331	17,954	175,450
Equity in net earnings of subsidiaries	172,222	47,725	—	(219,947)	—

Net Income	$175,450	$94,662	$107,331	$(201,993)	$175,450

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(635,545)	$81,393	$161,835	$(42,606)	$(434,923)

Investing Activities
Net (increase) decrease in restricted cash	—	(387)	5,505	—	5,118
Net (increase) decrease in investment securities—other	—	(10,821)	8,934	(64)	(1,951)
Net (increase) in mortgage loans held for investment	—	(77,651)	(398,329)	34,345	(441,635)
Net (increase) in real estate	—	(49)	(29,655)	—	(29,704)
Net (increase) in equity investments	(2)	(15,781)	(38,253)	6,288	(47,748)
Other investing activities, net	—	(702)	(188)	—	(890)

Net cash (used in) investing activities	(2)	(105,391)	(451,986)	40,569	(516,810)

Financing Activities
Net increase (decrease) in short-term borrowings	696,915	(180,358)	575,909	—	1,092,466
Net (decrease) increase in long-term borrowings	(830)	—	521,405	43	520,618
Net (decrease) in deposit liabilities	—	—	(1,066,433)	2,000	(1,064,433)
Net increase in real estate syndication proceeds	—	—	29,917	—	29,917
Other financing activities, net	(8,951)	158	27,580	(6)	18,781

Net cash provided by (used in) financing activities	687,134	(180,200)	88,378	2,037	597,349

Effect of Foreign Exchange Rates on Cash	2	206	32,735	—	32,943

Net Increase (Decrease) in Cash and Cash Equivalents	51,589	(203,992)	(169,038)	—	(321,441)
Cash and Cash Equivalents, Beginning of Period	7,421	205,785	991,271	—	1,204,477

Cash and Cash Equivalents, End of Period	$59,010	$1,793	$822,233	$—	$883,036

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$302,850	$1,402,545	$(1,175,779)	$(82,310)	$447,306

Investing Activities
Net decrease (increase) in restricted cash	—	26,540	(13,719)	—	12,821
Net decrease (increase) in investment securities—other	3,163	(325,434)	515,925	(39,298)	154,356
Net decrease (increase) in mortgage loans held for investment	—	110,763	(208,142)	(8,560)	(105,939)
Net decrease (increase) in real estate	—	494	(163,821)	—	(163,327)
Net decrease (increase) in equity investments	15,568	(107,278)	(162,535)	74,354	(179,891)
Other investing activities, net	—	(12,252)	(3,841)	—	(16,093)

Net cash provided by (used in) investing activities	18,731	(307,167)	(36,133)	26,496	(298,073)

Financing Activities
Net (decrease) increase in short-term borrowings	(388,118)	(11,039)	15,062	28,775	(355,320)
Net (decrease) in long-term borrowings	(1,982)	(714,571)	(84,677)	39,339	(761,891)
Net increase in deposit liabilities	—	—	1,073,558	127,000	1,200,558
Net increase in real estate syndication proceeds	—	—	78,443	—	78,443
Other financing activities, net	(37,178)	(365,235)	441,179	(33,605)	5,161

Net cash (used in) provided by financing activities	(427,278)	(1,090,845)	1,523,565	161,509	166,951

Effect of Foreign Exchange Rates on Cash	—	104	2,561	—	2,665

Net (Decrease) Increase in Cash and Cash Equivalents	(105,697)	4,637	314,214	105,695	318,849
Cash and Cash Equivalents, Beginning of Period	125,228	6,765	318,939	(125,128)	325,804

Cash and Cash Equivalents, End of Period	$19,531	$11,402	$633,153	$(19,433)	$644,653

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our "Management's Discussion and Analysis of Financial Condition and Results of Operations" is organized as follows:

  •
  Overview.  This section provides a general description of our business and our six business segments.

  •
  Outlook and Recent Trends.  This section discusses recent adverse events in the debt capital markets and their possible impact on companies such as ours.

  •
  Results of Operations.  This section presents our detailed analysis of our consolidated and segment results of operations including a comparison of those results for the periods covered by the financial statements contained in this quarterly report and a discussion of information that we believe is meaningful to an understanding of our results of operations on both a company-wide basis and for each of our six business segments.

  •
  Critical Accounting Estimates.  This section discusses those accounting estimates that we consider important to our financial condition and results of operations and that require us to exercise subjective or complex judgments in making estimates and assumptions.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our liquidity and cash flows and discusses our asset sale capabilities, credit ratings, financing arrangements, as well as our available funding sources.

  •
  Commitments and Contractual Obligations.  This section discusses the various commitments and contractual obligations relating to our business.

  •
  Guarantees and Off-Balance Sheet Transactions.  This section discusses guarantees and other off-balance sheet transactions to which we have been party, including with respect to securitizations.

  •
  Credit Risk Management.  This section describes our credit risk management approach, including a discussion of our loan portfolio diversification, single risk exposures and non-performing assets.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify these statements by our use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These statements are based on management's current expectations and beliefs but are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among others, adverse changes in debt and capital markets conditions, which may adversely impact our access to capital on acceptable terms or the value or salability of our real estate related investments; interest rate and credit spread fluctuations; adverse changes in commercial real estate markets; changes in general economic and business conditions, which will, among other things, affect the amount we may earn on products and services and the availability and credit worthiness of its customers; changes in applicable laws and regulations; risks posed by competition; currency risks and other risks associated with international markets. In addition, other risks and uncertainties that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under "Risk Factors" in our prospectus dated March 26, 2008, filed with the SEC in accordance with Rule 424(b)(3) of the Securities Act on March 28, 2008.

        Such forward-looking statements are made only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or changes in events, conditions, or circumstances on which any such statement is based.

Overview

        We are a diversified company that provides a broad range of financial services to investors in commercial real estate-related assets. We have three core businesses: lending and mortgage banking, investments and funds management, and loan servicing. Capmark operates in North America, Europe and Asia. As used herein, the terms "we," "us" and "our" refer to Capmark Financial Group Inc. and its subsidiaries as a consolidated group, except where it is clear that the term means only Capmark Financial Group Inc. As of March 31, 2008, we had more than 2,000 employees located in 55 offices worldwide.

        We originated $2.7 billion and $8.8 billion in aggregate principal amount of financing during the three months ended March 31, 2008 and 2007, respectively. Our global primary, master and special servicing portfolio included more than 54,000 loans with an aggregate outstanding principal balance of $380.2 billion as of March 31, 2008 compared to $371.7 billion as of December 31, 2007. Real estate related assets under management were approximately $10.2 billion as of March 31, 2008 compared to $10.3 billion as of December 31, 2007. During the three months ended March 31, 2008, we incurred a net loss of $212.9 million primarily due to significant changes in fair value on our portfolio of loans held for sale. During the three months ended March 31, 2007, we earned net revenue of $521.2 million and net income of $175.5 million. As of March 31, 2008, our total assets were $23.6 billion and our stockholders' equity was $2.3 billion. Originated assets that have become non-performing (which we refer to as originated non-performing assets) were 0.9% of total assets as of March 31, 2008 and December 31, 2007.

        For management reporting purposes, we conduct our commercial real estate lending and mortgage banking, investments and funds management, and servicing businesses through six business segments. These business segments, which are organized based on geography and the type of business conducted, are as follows:

  1.
  North American Lending and Mortgage Banking;

  2.
  North American Investments and Funds Management;

  3.
  North American Servicing;

  4.
  Asian Operations;

  5.
  European Operations; and

  6.
  North American Affordable Housing.

Presentation of Our Segment Results

        We present the results of operations for our six business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," or "SFAS No. 131." This standard is based on a management approach, which requires presentation of our segments based upon our organization and internal reporting of results of operations.

        Our segment results have been prepared using a reporting methodology that is different from the reporting methodology used in our consolidated financial statements and, as a result, are not directly comparable to our consolidated results. In particular:

  •
  Corporate Functions, Allocation of Interest Expense and Immaterial Businesses.  Our segment results do not reflect the expenses of our corporate administrative and support functions, which generally consist of personnel related expenses for our corporate finance, legal, human resources, information technology, risk management and internal audit departments. Interest expense on our debt is allocated to business segments but does not result in a full allocation of the expense. Any unallocated interest expense is included within "Corporate and Other" for purposes of our segment reporting. The methodology for allocation of interest expense is based on business segment balance sheets, in which debt is allocated based on the difference between total segment assets and total segment economic capital. We apply a cost of funds to this implied debt amount, which generally varies based upon the risk of the underlying assets. Lastly, certain immaterial operating business results are also included in "Corporate and Other" rather than in our segment results.

  •
  Consolidation of LIHTC Partnerships.  Our segment results do not consolidate the results of any upper-tier or lower-tier LIHTC partnerships that we are required to consolidate in our consolidated financial statements under SFAS No. 66, "Accounting for Sales of Real Estate" or "SFAS No. 66," or FIN 46(R), "Consolidation of Variable Interest Entities," or "FIN 46(R)."

  •
  Push Down Accounting Adjustments.  Consistent with our management reporting, our segment results do not reflect the push down accounting adjustments that we were required to make to our consolidated financial statements in connection with the Sponsor Transactions.

  •
  Elimination of Intersegment Transactions.  Our segment results do not eliminate the effects of transactions between or among our business segments. These transactions generally result in one or more segments recording income and one or more other segments recording offsetting expenses with respect to the products or services provided.

  •
  Deferral of Placement Fees.  In connection with the adoption of SFAS No. 159 on January 1, 2008, we no longer defer recognition of placement fees and direct loan origination costs with respect to our loans held for sale because such loans are carried at fair value. We continue to defer recognition of placement fees and direct loan origination costs (primarily compensation and benefits) with respect to our loans held for investment. The deferral of these fees and costs has the effect of reducing the amount of placement fee revenue and noninterest expense, respectively, that we report in our consolidated statement of operations. The resulting net deferred revenue or cost for each loan held for investment is recognized as a component of interest income over the contractual life of the loan. For purposes of our segment reporting, we recognize the full amount of placement fees as noninterest income and the full amount of direct loan origination costs as a component of noninterest expense. The net difference between deferred fees and costs (which can be net deferred revenue or net deferred costs for any particular period) is presented for segment reporting purposes as a component of the segment's noninterest expense. While the use of different accounting methodologies results in the recognition of different levels of noninterest income and noninterest expense during an accounting period, the income before income taxes presented for segment reporting purposes and in our consolidated financial statements is the same.

        The following tables present summary financial information for each of our six business segments for the periods indicated. The table also presents reconciling amounts that were included in "Corporate and Other" to reconcile management's reporting of our segment financial information to amounts included in our consolidated financial statements (in thousands):

	Three months ended March, 31
	2008	2007
Net Revenue(1):
North American Lending and Mortgage Banking	$(1,680)	$171,992
North American Investments and Funds Management	18,108	98,491
North American Servicing	75,026	96,261
Asian Operations	7,898	75,797
European Operations	(238,688)	38,140
North American Affordable Housing	2,826	43,700

Subtotal	(136,510)	524,381
Corporate and Other:
Corporate functions and immaterial businesses	2,058	15,050
Consolidated affordable housing partnerships	1,072	16,308
Push down accounting adjustments	2,036	(2,326)
Eliminations and other adjustments	(5,042)	(2,405)
Deferral of placement fees	(3,364)	(29,777)

Total Corporate and Other	(3,240)	(3,150)

Consolidated amount	$(139,750)	$521,231

(Loss) Income Before Income Taxes:
North American Lending and Mortgage Banking	$(40,944)	$107,594
North American Investments and Funds Management	504	63,902
North American Servicing	23,253	44,022
Asian Operations	(19,119)	49,303
European Operations	(246,602)	28,287
North American Affordable Housing	(5,795)	28,225

Subtotal	(288,703)	321,333
Corporate and Other:
Corporate functions and immaterial businesses	(40,322)	(32,568)
Push down accounting adjustments	(3,837)	(11,921)

Total Corporate and Other	(44,159)	(44,489)

Consolidated amount	$(332,862)	$276,844

	March 31, 2008	December 31, 2007
Total Assets:
North American Lending and Mortgage Banking	$12,344,551	$12,159,800
North American Investments and Funds Management	1,081,545	1,050,576
North American Servicing	862,514	894,259
Asian Operations	3,087,171	2,789,044
European Operations	3,063,943	3,068,097
North American Affordable Housing	1,027,740	1,084,783

Subtotal	21,467,464	21,046,559
Corporate and Other:
Corporate functions and immaterial businesses	474,297	489,093
Consolidated affordable housing partnerships	1,402,099	1,508,608
Push down accounting adjustments	211,333	220,136

Total Corporate and Other	2,087,729	2,217,837

Consolidated amount	$23,555,193	$23,264,396

Note:

(1)
Net revenue is calculated as net interest income plus noninterest income less provision for loan losses.

Outlook and Recent Trends

        In the first quarter of 2008, conditions in the credit and debt markets continued to deteriorate. Credit spreads (which relate to our cost of funds) have continued to widen. Banks and other lending institutions have tightened lending standards and restricted credit. The structured credit markets, including the CMBS and CDO markets, have remained severely limited. Although delinquencies in the commercial real estate markets have not significantly increased in the first quarter, the lack of liquidity in the CMBS and other commercial mortgage markets has continued to negatively affect origination, sales and financing activity.

        In the United States, the U.S. Federal Reserve has responded to these market conditions by lowering the federal funds rate from a high of 5.25% in September 2007 to 2.00% in April 2008 and by providing liquidity to financial institutions through various funding programs. Notwithstanding the Federal Reserve's measures, from which Capmark Bank US has benefited, capital markets conditions remain challenging. Our expectation is that the commercial real estate market will continue to be stressed throughout 2008 due to weaker economic conditions and reduced liquidity.

        As a result of the current market conditions, we have experienced reduced origination and sales activity. We have also recognized downward changes in fair value on our portfolio of loans held for sale and investment securities. Although our loans and investments may be performing in accordance with their underlying agreements, and the expected underlying collateral performance has not changed, the fair values of these loans and investments have been negatively affected by the market valuation of such instruments.

        Despite the obstacles presented in the current environment, we believe the long-term outlook for our three core businesses; lending and mortgage banking, investments and funds management, and loan servicing, remains generally positive. We will continue to manage our originations, changing mix of among product types to emphasize products with better liquidity and lower funding costs, including GSE and third party originations, and commercial mortgage loans funded by Capmark Bank US. We will also continue to focus on our recurring fee businesses, such as servicing and investments and funds management.

Results of Operations

Consolidated

        The following table summarizes our consolidated results of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Net interest income	$61,103	$83,554
Noninterest income	(193,224)	443,996

Total revenue	(132,121)	527,550
Provision for loan losses	7,629	6,319

Net revenue	(139,750)	521,231
Noninterest expense	208,610	235,853

(Loss) income before minority interest and income taxes	(348,360)	285,378
Minority interest income (expense)	15,498	(8,534)

(Loss) income before income taxes	(332,862)	276,844
Income taxes	(120,003)	101,394

Net (loss) income	$(212,859)	$175,450

        We incurred a net loss of $212.9 million for the three months ended March 31, 2008 compared to net income of $175.5 million for the three months ended March 31, 2007. The current quarter loss was attributable to pre-tax net losses on loans of $357.2 million primarily resulting from changes in fair value on our portfolio of loans held for sale, compared to pre-tax net gains on loans of $77.2 million for the three months ended March 31, 2007. In addition, last year included a $65.3 million non-recurring gain on the sale of a majority of our affordable housing debt platform. In total, net gains declined $529.0 million in the first quarter of 2008 compared to the first quarter of 2007. Our fee and investment income also declined $108.2 million largely due to declines in our equity in net income of joint ventures and partnerships due to adverse market conditions in 2008 and performance-based asset management fees earned in the first quarter of 2007 that were not achieved in the first quarter of 2008. These unfavorable variances were partly offset by a $27.3 million decrease in noninterest expense primarily attributable to lower fixed and variable compensation expense related to the decline in operating results.

Net Interest Income

        The following table summarizes our net interest income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
Net Interest Income	2008	2007
Interest income	$276,978	$297,417
Interest expense	215,875	213,863

Net interest income	$61,103	$83,554

        Net interest income was $61.1 million in the first quarter of 2008 as compared to $83.6 million in the same period in 2007. The decline was primarily due to lower average spreads on interest-earning assets and a reduction of accretion income on acquired non-performing loans year over year. The decline in spread income was largely offset by gains on interest rate hedges included in noninterest income in the first quarter of 2008. The reduction in accretion income on acquired non-performing loans was driven by resolutions or sales of such loans and fewer acquisitions.

  Interest Income

        We earn interest income primarily from the loans that we originate and hold for sale or investment, from the accretion of income on non-performing loans that we acquire at a discount to their face value and from the investment securities that we carry on our consolidated balance sheet. The investment securities that we carry on our consolidated balance sheet consist of beneficial interests in CMBS, ABS and CDOs; tax-exempt securities; certain Japanese bonds backed by commercial mortgage whole loans that we refer to as TMK securities; securities backed by Ginnie Mae, Fannie Mae and Freddie Mac; U.S. Treasury and other securities; and securities that we acquire for short-term trading purposes. In connection with the sale of the majority of our affordable housing debt platform in February 2007, we sold a significant portion of the tax-exempt housing bonds that we owned. Unrelated to the sale of the majority of the affordable housing debt platform, we also sold $746.1 million of tax-exempt bonds related to the tender option bond program and repaid the outstanding related financing of $731.6 million.

        We hold both fixed and floating rate assets on our consolidated balance sheet. Because our interest-bearing liabilities are predominately floating rate, our policy is to hedge the interest rate risk associated with our fixed rate assets through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivative instruments generally are not classified as interest income, we may experience volatility in our reported amounts of net interest income.

        The following table summarizes our sources of interest income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
Interest Income
	2008	2007
Loans(1)	$226,904	$213,489
Investment securities	21,126	26,476
Acquired non-performing loans	8,336	15,055
Assets collateralized in securitization trusts	3,794	24,391
Escrow balances	8,086	11,726
Other	8,732	6,280

Total	$276,978	$297,417

    Note:

    (1)
    Excluding investments in acquired non-performing loans.

  Interest Expense

        Our interest expense consists primarily of amounts we pay third parties under our debt financing arrangements including our notes, interest that accrues on our deposit liabilities and interest that we are required to pay on a portion of the escrow balances with respect to which we earn trust fees or other types of income. Interest expense relating to our deposit liabilities has grown significantly in recent years as a result of an increase in the amount of interest-bearing deposit liabilities maintained by third parties at Capmark Bank US.

        We issue both fixed and floating rate borrowings and fixed rate deposit liabilities on our consolidated balance sheet. Our policy is to generally convert our fixed rate borrowings and deposit liabilities to floating rate borrowings and deposit liabilities through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivatives instruments generally are not classified as interest expense, we may experience volatility in our reported amounts of net interest income.

        The following table summarizes our sources of interest expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
Interest Expense
	2008	2007
Long-term borrowings	$107,301	$110,964
Short-term borrowings	35,480	43,242
Deposit liabilities	63,658	38,610
Collateralized borrowings in securitization trusts	3,870	22,529
Other(1)	5,566	(1,482)

Total	$215,875	$213,863

    Note:

    (1)
    Consists of interest that we are required to pay on a portion of our escrow balances in connection with our servicing business and interest expense relating to foreign currency and cash flow hedges, if any. Foreign currency hedges may generate either interest income or interest expense depending on interest rate differentials in various currencies.

Noninterest Income

  Net (losses) gains

        Our noninterest income includes net realized and unrealized gains and losses on loans, trading derivatives, investment securities, real estate investments and equity investments. Effective January 1, 2008, we carry substantially all of our loans held for sale at fair value in accordance with SFAS No. 159. Prior to January 1, 2008, we carried our loans held for sale at the lower of cost or fair value in accordance with SFAS No. 65. If we are required to write down the value of a loan that we hold for sale as a result of a decrease in the loan's fair value, we reduce our noninterest income by an amount equal to the write-down in the carrying value of the loan. This change in fair value is reported as a component of net (losses) gains on loans in our consolidated statement of operations. For the three months ended March 31, 2008, we recorded net losses on loans of $357.2 million primarily due to changes in fair value related to our portfolio of loans held for sale driven by adverse market conditions.

        Historically we generated net gains in connection with our sales of loans through securitization and syndication activities. In recent periods, market conditions have adversely affected our ability to securitize and syndicate loans and other assets. As a result, our level of net gains resulting from these activities has declined, and we expect our net losses and gains to continue to fluctuate from period to period.

        The following table presents information concerning our net (losses) gains for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
Net (Losses) Gains
	2008	2007
Net (losses) gains on loans	$(357,167)	$77,207
Net (losses) gains on investments and real estate(1)	(11,738)	43,075
Other gains, net(2)	19,251	59,060

Total	$(349,654)	$179,342

    Notes:

    (1)
    Relates primarily to realized and unrealized gains and losses on investment securities, equity investments and real estate investments.

    (2)
    Relates primarily to the changes in fair value on our Brokered CDs, the related gains and losses on the trading derivatives used to mitigate the risk associated with the change in fair value of our Brokered CDs, gains and losses associated with the revaluation of foreign currencies, gains and losses on derivative instruments used to mitigate foreign exchange risk, the net interest settlement recognized periodically on all of our hedging instruments, and other miscellaneous gains and losses. For the three months ended March 31, 2007, other gains, net include a gain of approximately $65.3 million on the sale of a majority of our affordable housing debt platform.

  Fee and Investment Income

        The majority of our noninterest income is fee-based income that we earn from our three core business lines. Additionally, our noninterest income includes our allocable share of the earnings generated by our interests in joint ventures and partnerships that we account for under the equity method, which primarily consists of our investments in affordable housing partnerships in the U.S., investments in real estate equity investment funds in the U.S., investments in real estate projects, joint ventures and real estate equity investment funds in Europe, and investments in non-performing commercial loan and real estate joint ventures principally in Asia, and real estate investment income (generally net rental income) that is generated by investments in real property that we carry as assets on our consolidated balance sheet. Substantially all of these properties are located in Asia or are owned by our consolidated lower-tier LIHTC partnerships.

        The following table summarizes our sources of fee and investment income for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months Ended March 31,
Fee and Investment Income
	2008	2007
Mortgage servicing fees	$54,210	$55,214
Placement fees	17,630	22,933
Investment banking fees(1)	6,547	11,509
Structuring fees and investment syndication income(1)	7,276	4,719
Asset management fees	18,763	44,329
Trust fees and document custodial income	35,382	41,720
Other fees	3,001	17,834
Equity in (loss) income of joint ventures and partnerships	(9,993)	43,054
Net real estate investment income(2)	19,344	20,702
Other(2)	4,270	2,640

Total	$156,430	$264,654

    Notes:

    (1)
    Reported as a component of investment banking fees and syndication income in our consolidated statement of operations.

    (2)
    Reported as a component of net real estate investment and other income in our consolidated statement of operations.

        Our fee and investment income totaled $156.4 million for the three months ended March 31, 2008 compared to $264.7 million for the three months ended March 31, 2007. The $108.3 million decrease was due primarily to a reduction in our asset management fees and equity in income of joint ventures and partnerships. Asset management fees declined $25.6 million primarily due to fees earned in the first quarter of 2007 related to achieving certain performance criteria that were not achieved in the first quarter of 2008. Equity in income of joint ventures and partnerships declined $53.0 million primarily due to changes in fair value on investment funds and losses recognized by the underlying joint venture investments.

Provision for Loan Losses

        We maintain an allowance for loan losses on our loans held for investment in order to provide for the risk of loan losses inherent in the lending process. To recognize increases in this allowance, we record a provision for loan losses in our consolidated statement of operations. These provisions are estimates and involve judgment and consideration of a number of factors including: our past loan experience, the current composition of the portfolio, historical credit migration, property type diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

        Our provision for loan losses was $7.6 million for the three months ended March 31, 2008 compared to $6.3 million for the three months ended March 31, 2007.

Noninterest Expense

        Our noninterest expense consists primarily of the compensation and benefits that we pay our employees; amortization charges that we record with respect to our mortgage servicing rights; costs relating to our office space and equipment; professional fees that we pay our legal, accounting and other service providers; and other various expenses.

        The following table summarizes our sources of noninterest expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
Noninterest Expense
	2008	2007
Compensation and benefits	$89,637	$120,029
Amortization of mortgage servicing rights	35,232	31,380
Occupancy and equipment	21,750	22,053
Professional fees	24,292	21,307
Other expenses(1)	37,699	41,084

Total	$208,610	$235,853

    Note:

    (1)
    Primarily consists of expenses related to amortization of intangible assets, data processing and telecommunications, travel and entertainment, employee-related expenses, property inspection fees, advertising, office supplies, insurance expense, loan processing fees and other miscellaneous expenses.

        Our noninterest expense totaled $208.6 million for the three months ended March 31, 2008 compared to $235.9 million for the three months ended March 31, 2007. The $27.3 million decrease in noninterest expense was due primarily to a $30.4 million reduction in our compensation and benefits expense and a $3.4 million decrease in other expenses. The reduction in compensation and benefits was primarily attributable to lower incentive compensation expense related to the decline in operating results.

Minority Interest

        Our consolidated financial statements include the results of entities in which third parties own an interest. These entities consist primarily of joint ventures that our Asian Operations segment has established for purposes of making investments in non-performing loans as well as our upper-tier and lower-tier LIHTC partnerships. The consolidation of these entities in our financial statements requires us to recognize all of the income and all of the expenses that these entities record during an accounting period. When calculating our net income, the portion of the income and expenses of consolidated entities that are attributable to minority investors in those entities is reflected as minority interest income or expense, as appropriate, in our consolidated statement of operations.

        Our minority interest income totaled $15.5 million for the three months ended March 31, 2008, compared to minority interest expense of $8.5 million for the three months ended March 31, 2007, due to losses incurred in the first quarter of 2008 by joint ventures and other investments in which third parties held a minority interest compared to income earned by such entities in the first quarter of 2007.

Income Taxes

        We account for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," or "SFAS No. 109." On January 1, 2007, we adopted FIN 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109," or "FIN 48," which clarifies SFAS No. 109 by defining the confidence level that an income tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained solely on its technical merits. The "more-likely-than-not" threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered

"more-likely-than-not" to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.

        We recorded an income tax benefit of $120.0 million for the three months ended March 31, 2008, compared to an income tax provision of $101.4 million for the three months ended March 31, 2007, due to the change in pre-tax earnings between the periods.

  Corporate and Other

        To reconcile our management reporting of our segment financial information to amounts included in our consolidated financial statements, we have excluded certain items and categorized them as "Corporate and Other." As described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Presentation of Our Segment Results," our six reportable business segments do not include certain corporate overhead expenses, certain immaterial businesses, allocation of income taxes, adjustments required by push down accounting, or any other eliminations, reclassifications or other adjustments that are made to conform our management reporting to our consolidated financial statements.

        The loss before income taxes remained relatively constant at $44.2 million and $44.5 million for the three months ended March 31, 2008 and 2007, respectively. These amounts include unallocated personnel-related expenses for corporate departments such as accounting, tax, treasury, legal, information technology, human resources and internal audit. An increase in the loss before income taxes of $7.8 million associated with corporate functions and immaterial businesses was offset by a decrease in the loss before income taxes of $8.1 million associated with push down accounting.

Segments

North American Lending and Mortgage Banking Segment

        The following table summarizes the results of operations of our North American Lending and Mortgage Banking segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net interest income	$78,025	$61,082
Noninterest income	(74,737)	111,084

Total revenue	3,288	172,166
Provision for loan losses	4,968	174

Net revenue	(1,680)	171,992
Noninterest expense	47,870	69,840

(Loss) income before minority interest and income taxes	(49,550)	102,152
Minority interest income	8,606	5,442

(Loss) income before income taxes	$(40,944)	$107,594

        Our North American Lending and Mortgage Banking segment incurred a loss before income taxes of $40.9 million for the three months ended March 31, 2008 compared to income before income taxes of $107.6 million for the three months ended March 31, 2007. The $148.5 million decrease was driven primarily by changes in fair value due to continued adverse market conditions in the first quarter of 2008 partially offset by lower noninterest expense and higher net interest income.

        Net interest income totaled $78.0 million for the three months ended March 31, 2008 compared to $61.1 million for the three months ended March 31, 2007. The $16.9 million increase was primarily the result of an increase in interest-earning assets. Total assets as of March 31, 2008 were $12.3 billion compared to $9.5 billion as of March 31, 2007.

        Noninterest income was a negative $74.7 million for the three months ended March 31, 2008 compared to $111.1 million of income for the three months ended March 31, 2007. The $185.8 million decline was driven by a decrease in net gains and placement fees. Net gains decreased $153.8 million for the three months ended March 31, 2008 compared to the same period in 2007. Losses attributed to the valuation of loans held for sale increased by $81.7 million as a result of market volatility in credit spreads. Gains recognized from the sale of loans decreased $36.4 million due to the absence of securitization transactions during the three months ended March 31, 2008. Losses attributed to hedging activity increased $34.8 million in the comparison. All other gains decreased $0.9 million. Placement fees decreased $27.3 million due to a decrease in origination volume of $5.2 billion or 67% compared to last year. All other noninterest income decreased $4.7 million primarily due to lower exit fees and other miscellaneous income.

        The provision for loan losses totaled $5.0 million for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007. The $4.8 million increase in provision was primarily due to the addition of a specific reserve for a single large loan.

        Noninterest expense totaled $47.9 million for the three months ended March 31, 2008 compared to $69.8 million for the three months ended March 31, 2007. The $21.9 million decrease was primarily driven by a $28.5 million decline in compensation and benefits due to a reduction in incentive compensation related to a decline in operating results. All other noninterest expense increased $6.5 million primarily due to an increase in professional fees and occupancy expense.

        Minority interest income totaled $8.6 million for the three months ended March 31, 2008 compared to $5.4 million for the three months ended March 31, 2007. The $3.2 million increase was due to an increase in minority interest income associated with certain new markets tax credit ("NMTC") partnerships that are consolidated under applicable accounting guidance. The majority of the increase was due to a provision for loan losses in our consolidated statement of operations that is allocated to the minority interest holders of such NMTC partnerships. The increase in provision for loan losses resulted in an increase in minority interest income equal to the third-party investors' allocation of such provision.

North American Investments and Funds Management Segment

        The following table summarizes the results of operations of our North American Investments and Funds Management segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net interest income	$619	$4,921
Noninterest income	17,489	94,122

Total revenue	18,108	99,043
Provision for loan losses	—	552

Net revenue	18,108	98,491
Noninterest expense	13,369	29,436

Income before minority interest and income taxes	4,739	69,055
Minority interest expense	(4,235)	(5,153)

Income before income taxes	$504	$63,902

        Income before income taxes totaled $0.5 million for the three months ended March 31, 2008 compared to $63.9 million for the three months ended March 31, 2007. The $63.4 million decrease resulted primarily from a reduction in equity in income of joint ventures and partnerships partly offset by a lower noninterest expense.

        Net interest income totaled $0.6 million for the three months ended March 31, 2008 compared to $4.9 million for the three months ended March 31, 2007. The $4.3 million decrease was primarily due to a decrease in interest-earning assets, particularly CMBS, for the three months ended March 31, 2008 compared to the prior year.

        Noninterest income totaled $17.5 million for the three months ended March 31, 2008 compared to $94.1 million for the three months ended March 31, 2007. The $76.6 million decrease was driven by a $28.5 million reduction in equity in income of joint ventures and partnerships related to the flow-through impact of lower gains from real estate equity and debt funds, a $26.2 million decrease in net gains on investment securities primarily due to non-recurring realized gains in 2007 on the sale of CMBS, a decrease in placement fees of $10.5 million due to fewer transactions that we earn such fees on, and a decrease in asset management fees of $8.9 million due to non-recurring fees earned in 2007 related to achieving certain performance criteria.

        Noninterest expense totaled $13.4 million for the three months ended March 31, 2008 compared to $29.4 million for the three months ended March 31, 2007. The $16.0 million decrease was primarily due to a reduction in incentive compensation expense of $17.4 million related to the decline in operating results.

North American Servicing Segment

        The following table summarizes the results of operations of our North American Servicing segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net interest income	$(4,087)	$(3,462)
Noninterest income	79,113	99,598

Total revenue	75,026	96,136
Provision for loan losses	—	(125)

Net revenue	75,026	96,261
Noninterest expense	51,773	52,239

Income before minority interest and income taxes	23,253	44,022
Minority interest income	—	—

Income before income taxes	$23,253	$44,022

        Income before income taxes totaled $23.3 million for the three months ended March 31, 2008 compared to $44.0 million for the three months ended March 31, 2007. The $20.7 million decrease was primarily driven by lower noninterest income.

        Noninterest income totaled $79.1 million for the three months ended March 31, 2008 compared to $99.6 million for the three months ended March 31, 2007. The $20.5 million decrease was driven by lower trust fees and document custodial income, mortgage servicing fees, and other fees. Trust fees and document custodial income decreased $12.0 million due to the lower interest rate environment. Trust fees, although a component of noninterest income, are interest rate sensitive. Mortgage servicing fees decreased $4.7 million primarily as a result of a lower weighted average service fee on our North American servicing portfolio. Other fees declined $4.2 million due to lower transaction volume in the commercial mortgage market and the absence of revenues from our former technology subsidiary, EnableUS, Inc., sold in April 2007.

Asian Operations Segment

        The following table summarizes the results of operations of our Asian Operations segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net interest income	$7,364	$13,088
Noninterest income	3,359	67,188

Total revenue	10,723	80,276
Provision for loan losses	2,825	4,479

Net revenue	7,898	75,797
Noninterest expense	27,091	22,739

(Loss) income before minority interest and income taxes	(19,193)	53,058
Minority interest income (expense)	74	(3,755)

(Loss) income before income taxes	$(19,119)	$49,303

        Our Asian Operations segment incurred a loss before income taxes of $19.1 million for the three months ended March 31, 2008 compared to income before income taxes of $49.3 million for the three months ended March 31, 2007. The $68.4 million decrease was primarily driven by a reduction in noninterest income due to lower net gains in 2008 compared to 2007 and real estate impairments recorded in 2008.

        Net interest income totaled $7.4 million for the three months ended March 31, 2008 compared to $13.1 million for the three months ended March 31, 2007. The $5.7 million decrease was attributable to a reduction in the balance of acquired non-performing loans and an increase in real estate investments that are not interest-earning assets. The decrease in the portfolio of acquired non-performing loans was driven by resolutions or sales of such loans and fewer acquisitions, with certain proceeds reinvested in noninterest-earning real estate investments.

        Noninterest income totaled $3.4 million for the three months ended March 31, 2008 compared to $67.2 million for the three months ended March 31, 2007. The $63.8 million decrease was driven primarily by lower net gains and lower equity in income of joint ventures and partnerships. Net gains decreased $55.1 million due to real estate impairments of $20.4 million and changes in fair value of loans totaling $3.2 million in 2008, and non-recurring opportunistic sales of certain real estate investments in 2007. Equity in income of joint ventures and partnerships declined $4.2 million due to certain real estate joint ventures terminating in 2007 upon asset disposition.

        The provision for loan losses totaled $2.8 million for the three months ended March 31, 2008 compared to $4.5 million for the three months ended March 31, 2007 due to the decrease in the portfolio of acquired non-performing loans.

        Noninterest expense totaled $27.1 million for the three months ended March 31, 2008 compared to $22.7 million for the three months ended March 31, 2007. The $4.4 million increase was mainly attributable to miscellaneous expenses of $6.5 million from a real estate investment consolidated in 2008 partly offset by lower loan processing fees (a component of other expenses) of $3.3 million. The decrease in loan processing fees was mainly due to lower brokerage fees driven by fewer real estate acquisitions.

European Operations Segment

        The following table summarizes the results of operations of our European Operations segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net interest income	$4,852	$9,129
Noninterest income	(243,582)	28,694

Total revenue	(238,730)	37,823
Provision for loan losses	(42)	(317)

Net revenue	(238,688)	38,140
Noninterest expense	7,914	9,853

(Loss) income before minority interest and income taxes	(246,602)	28,287
Minority interest income	—	—

(Loss) income before income taxes	$(246,602)	$28,287

        Our European Operations segment incurred a loss before income taxes of $246.6 million for the three months ended March 31, 2008 compared to income before income taxes of $28.3 million for the three months ended March 31, 2007. The $274.9 million decrease was primarily due to significant changes in fair value recognized on our portfolio of loans held for sale.

        Net interest income totaled $4.9 million for the three months ended March 31, 2008 compared to $9.1 million for the three months ended March 31, 2007. The $4.2 million decrease was primarily driven by an increase in the cost of funds.

        Noninterest income was a negative $243.6 million for the three months ended March 31, 2008 compared to a positive $28.7 million for the three months ended March 31, 2007. The $272.3 million decrease was primarily due to decreased net gains, equity in income of joint ventures and partnerships, and fee income. Net gains decreased $253.9 million due to changes in fair value totaling $235.4 million recognized on our portfolio of loans held for sale as of March 31, 2008. We completed the sale of significant interests in 39 loans in April 2008 to a third party institutional buyer for a total aggregate sale price of approximately $1.8 billion. The loss associated with the sale was recognized in the first quarter of 2008 because the sale price was indicative of fair value as of March 31, 2008. Equity in income of joint ventures and partnerships decreased $9.8 million due to losses recognized by the underlying joint venture investments. Mortgage servicing fees decreased $4.2 million primarily as a result of non-recurring income earned on the resolution of a specially serviced CMBS investment in 2007. Placement fees and other fees decreased by $4.5 million primarily due to decreased market activity.

North American Affordable Housing Segment

        The following table summarizes the results of operations of our North American Affordable Housing Operations segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net interest income	$(2,293)	$(3,604)
Noninterest income	5,119	48,804

Total revenue	2,826	45,200
Provision for loan losses	—	1,500

Net revenue	2,826	43,700
Noninterest expense	8,621	15,475

(Loss) income before minority interest and income taxes	(5,795)	28,225
Minority interest income	—	—

(Loss) income before income taxes	$(5,795)	$28,225

        Our North American Affordable Housing segment incurred a loss before income taxes of $5.8 million for the three months ended March 31, 2008 compared to income before income taxes of $28.2 million for the three months ended March 31, 2007. The $34.0 million decrease was primarily attributable to a non-recurring gain realized in 2007 partially offset by a decrease in noninterest expense.

        Noninterest income totaled $5.1 million for the three months ended March 31, 2008 compared to $48.8 million for the three months ended March 31, 2007. The decrease of $43.7 million was primarily attributable to a gain on the sale of the majority of the affordable housing debt platform of approximately $71.5 million (partially offset in our consolidated financial statements by the impact of push down accounting reflected in "Corporate and Other") offset in part by an increase in net gains on the disposition of real estate investments totaling $12.3 million, and a $14.0 million reduction in losses relating to LIHTC yield guarantees.

        There is no current year provision for loan losses compared to $1.5 million for the three months ended March 31, 2007. The $1.5 million provision in 2007 related to a property acquired in a loan foreclosure.

        Non-interest expense totaled $8.6 million for the three months ended March 31, 2008 compared to $15.5 million for the three months ended March 31, 2007. The $6.9 million decrease was driven primarily by staff reductions and an overall reduction in operating expenses due to the sale of the majority of the affordable housing debt platform in February 2007.

Critical Accounting Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expense. Our management regularly evaluates these estimates, judgments and assumptions based on available information and experience. Because the use of estimates, judgments and assumptions is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Certain of our accounting policies require higher degrees of judgment and are more complex than others in their application. Our significant accounting policies are disclosed in Note 3 to our 2007 audited consolidated financial statements. There have been no significant changes to the Company's critical accounting estimates and significant accounting policies in 2008, except that the Company adopted SFAS No. 157 and SFAS No. 159 on January 1, 2008 as discussed below. For a discussion of our critical accounting estimates, see the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus filed with the SEC on March 26, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov.

        We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is discussed in Notes 3 and 14 to our condensed consolidated financial statements. The adoption of this statement did not have a material impact as to the manner in which we determine fair value but does require additional disclosures as discussed in Note 14 to our condensed financial statements.

        We also adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 permits the Company to irrevocably elect fair value of the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in the fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value of financial assets and financial liabilities elected and the fair value of such instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect adjustment from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

        In accordance with SFAS No. 157, we categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        As of March 31, 2008, approximately $9.0 billion of our total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which we elected the fair value option. Approximately $874.8 million of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 inputs. Approximately $8.1 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented 34% of our total consolidated assets.

        Note 14 to our condensed financial statements contains a description of the valuation methodologies that we use for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value Control Processes

        Given the prevalence of fair value measurement in our financial statements, the control functions related to the valuation process are a critical component of our business operations. We employ control processes to validate the fair value of our financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, we review the valuation approach utilized to assure it is appropriate and consistently applied and that the assumptions are reasonable. Our reviews of the pricing models' theoretical soundness and appropriateness are performed by Company personnel with relevant expertise who are independent from the persons responsible for the lending and investment functions. The heads of our credit, market risk management and accounting departments are responsible for the oversight and valuation control processes and policies and for reporting the results of these processes and policies to our Audit Committee.

Liquidity and Capital Resources

        We require substantial amounts of capital to support our operations and growth plans. Members of our senior management, in consultation with our board of directors, establish our overall liquidity and capital allocation strategies. A key objective of these strategies is to support the successful execution of our business strategy while ensuring that we have sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due. When making funding and capital allocation determinations, our management considers business performance; the availability, costs and benefits associated with different funding sources; current and expected market and general economic conditions; our balance sheet and capital structure; and our targeted liquidity profile and risks relating to our funding needs. In carrying out these activities, our management monitors, evaluates and seeks to control the impact that our business activities have on our balance sheet, liquidity and capital structure, thereby helping to ensure that our operations are aligned with our liquidity and capital allocation strategies.

        We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through syndication, participation or securitization. We generally require longer-term funding to finance the loans, real estate and investment securities that we hold for investment.

        As of March 31, 2008, we had approximately $1.1 billion in total cash, of which $227.2 million was restricted under current regulatory and other contractual arrangements. This represented a net decrease in total cash of approximately $326.6 million from December 31, 2007. Readily available cash and borrowing capacity under our revolving credit facility, as of March 31, 2008, totaled $0.9 billion (excluding cash held by Capmark Bank). Included in this total is $766.3 million of borrowing capacity.

        Our primary sources of liquidity are (1) proceeds from the sale, syndication or securitization of loans and payments from our loan portfolio, (2) proceeds from the issuance of short-term and long-term borrowings/deposits, (3) proceeds from the sale of real estate equity investments and other real estate related investments and (4) net cash from our operations. Our principal debt financing sources have consisted of (1) committed unsecured funding provided by banks, including our senior credit facility, our bridge loan and other bank loans; (2) our senior unsecured notes; (3) other committed unsecured debt, including our junior subordinated debentures; (4) secured funding facilities, including borrowings from the Federal Reserve Bank and the Federal Home Loan Bank made by Capmark Bank US, repurchase agreements and other secured funding facilities; and (5) other uncommitted funding sources, including time deposits and certificates of deposit maintained with our banking subsidiaries. These financing arrangements provide us with diverse sources of short-term and long-term funding and allow us to borrow amounts on a secured and unsecured basis, in a variety of currencies and at interest rates that are fixed or floating, in the geographical locations in which we operate.

        During the three months ended March 31, 2008, we used net cash of $434.9 million in operating activities, including $1.7 billion for the origination of loans held for sale and $625.9 million due to the net change in certain assets and liabilities. These cash outlays were largely offset by $1.7 billion of proceeds from sales of and payments from loans held for sale and $175.8 million generated by other operations in the quarter. In April 2008, we sold interests in loans in our European portfolio for approximately $1.8 billion in cash and used a majority of the proceeds to repay indebtedness.

        Our primary uses of liquidity are for (1) the origination and purchases of loans, (2) the repayment of short-term and long-term borrowings and related interest, (3) the purchase of real estate equity and other real estate related investments, and (4) the funding of our operating expenses.

        We used net cash of $516.8 million in investing activities for the three months ended March 31, 2008, due primarily to the origination or purchase of loans held for investment totaling $752.2 million; purchases of equity investments totaling $62.6 million; net purchases of real estate investments totaling $29.7 million; offset in part by the receipt of approximately $334.9 million from the repayment of loans held for investment and investment securities.

        Within our financing activities for the three months ended March 31, 2008, we obtained approximately $597.3 million in net cash primarily from a net increase of $1.6 billion in our short-term and long-term borrowings that were partly offset by a net decrease of $1.1 billion in our deposit liabilities. During the quarter, we increased our utilization of our revolving credit facility and increased our secured borrowings from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of Seattle.

        Starting in the third quarter of 2007, the markets for real estate related credit experienced a high degree of volatility, and this condition has restricted the availability and increased the costs of debt financing for real estate related assets such as those that we originate and finance. Although these developments have been most acute with regard to subprime residential mortgage assets, the overall reduction in liquidity and increase of cost of funds across all areas of the debt capital markets has continued, including with respect to certain types of financing that we utilize, such as repurchase financing for commercial mortgage related assets, CMBS, CDOs, brokered deposits and unsecured corporate debt. Due to current credit market conditions, the cost of funds for certain of our financing facilities has increased and several of our financing agreements were not renewed.

        Since the downturn in the second half of 2007, we have continued to take actions to maintain sufficient liquidity to support our business operations in the current difficult credit environment, including the following:

  •
  We managed the volume and mix of loan originations among product types to emphasize products with better liquidity and lower funding costs, including government-sponsored programs, third-party originations and loans funded by Capmark Bank. During the first quarter of 2008, our total loan originations of $2.7 billion primarily included $1.3 billion of government-sponsored program originations, $646.2 million of third-party originations, and $616.6 million of Capmark Bank originations.

  •
  We generated over $2.0 billion of cash from repayments of held for sale and investment loans, sales and syndications of loans, and other investments in the first quarter and an additional $1.8 billion of cash from the European loan sale in April 2008.

  •
  We were able to extend or refinance over $680 million of previously existing borrowing capacity on a committed basis and lengthened the weighted average maturity of funding at Capmark Bank by increasing our utilization of FHLB funding by over $450 million.

  •
  We continued to control noninterest expenses.

        Management believes that the Company's current financing sources and cash flows are adequate to meet our liquidity needs for a reasonable period including the next 12 months.

Asset Sale Capabilities

        We have traditionally generated liquidity and reduced our principal risk associated with loans that we fund by monetizing a significant portion of those assets through asset sales, including syndications, participations and securitizations. As a result of these efforts, we have had a greater degree of control over the risk associated with our loan portfolio, even during periods of strong origination volume. We have established relationships with banks, insurance companies, GSEs, federal agencies, investment funds, opportunity funds and third-party conduits that provide us with substantial asset sale capabilities, which we believe can provide us with an important source of liquidity. However, our ability to sell loans and other assets has been negatively impacted by the overall disruption in the credit markets.

Credit Ratings

        Our reliance on debt financing to fund a portion of our operations makes access to sources of short-term and long-term unsecured financing important. The cost and availability of unsecured debt financing generally are dependent on our short-term and long-term credit ratings. Factors that are significant to the determination of our credit ratings or that otherwise affect our ability to raise short-term and long-term financing include the level and volatility of our earnings, our relative competitive position, our risk management policies, our access to sources of liquidity, our capital adequacy, our level of leverage, the credit quality of our balance sheet, our ability to retain key personnel and legal, regulatory and tax developments.

        The following table presents the credit ratings and ratings outlook assigned to our unsecured indebtedness by S&P, Moody's and Fitch as of the date of this quarterly report. Credit ratings are opinions of a rated entity's ability to meet its ongoing obligations. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

	Short-Term		Long-Term
Rating Agency
	Rating	Outlook	Rating	Outlook
S&P	A3	Stable	BBB-	Stable
Moody's	—	—	Baa3	Stable
Fitch	F3	Stable	BBB	Stable

  Financing Arrangements and Other Funding Sources

        We have access to short-term and long-term funding under a broad range of secured and unsecured financing arrangements. These arrangements allow us to borrow funds in U.S. dollars, pounds sterling, euro, Japanese yen, Canadian dollars, Taiwanese dollars and other currencies, depending on our financing requirements. Interest is payable under these financing arrangements primarily at floating rates that are determined by reference to a benchmark rate, such as LIBOR or EURIBOR, and, in some cases, at fixed rates. When making determinations as to which sources of funds to access, we generally seek to finance our assets with borrowings that are denominated in the same currency and that bear interest based on the same benchmark rates. When we are unable to match the currency and interest rates that are applicable to our assets and liabilities, we seek to enter into derivative transactions to achieve a similar result.

        The availability of financing arrangements and other funding sources has recently been impacted as concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets, including corporate debt, asset-backed securities and commercial real estate finance. This has resulted in a general reduction of liquidity in the commercial real estate sector. It has also caused a significant widening of the credit spreads on asset sales, including syndications and securitizations, in recent months generating reduced proceeds and a delay in the ability to execute such transactions.

        We will continue to monitor conditions in the debt capital markets and to adjust the use of our various financing sources according to availability, term and cost, as well as to adjust the level and mix of our loan originations, ownership and real estate investment activities in order to maintain sufficient liquidity in light of market conditions. If adverse conditions in the credit markets continue or worsen, our primary sources of liquidity may be adversely affected.

        The following table presents information concerning the financing arrangements and other funding sources that we had in place as of March 31, 2008 (in thousands):

Financing Arrangements and Funding Sources	Amount Outstanding	Funding Limit(8)	Weighted Average Maturity
			(months)
Primary long-term funding:
Senior credit facility
Term loan(1)	$2,809,525	$2,809,525	36
Revolving credit facility(1)	1,923,596	2,689,885	36

Total	4,733,121	5,499,410	36

Bridge loan(2)	1,733,000	1,733,000	12
Senior Notes	2,661,212	2,661,212	53

Total	9,127,333	9,893,622	36

Secured funding(3):
Repurchase agreements(4)	191,838	739,291	1
Other secured funding facilities(5)	3,019,637	4,740,297	9
Bank and third-party funding	85,646	85,646	26

Total	3,297,121	5,565,234	9

Unsecured funding:
Other unsecured funding—uncommitted	673,787	698,067	0
Other bank and third party loans(5)	102,542	198,627	2

Total unsecured funding	776,329	896,694	1

Subtotal	13,200,783	16,355,550	27
Bank deposit liabilities(6)	4,512,020	4,512,020	13

Total funding and bank deposit liabilities	17,712,803	20,867,570	24

Consolidated debt agreements(7)
Secured debt attributable to the consolidation of securitizations	261,557	261,557	N/A
Secured debt attributable to the consolidation of real estate owned	28,778	28,778	N/A
Secured debt attributable to the consolidation of LIHTC partnerships	301,678	301,678	N/A

Total consolidated debt agreements	592,013	592,013	N/A

Junior subordinated debentures	250,001	250,001	456

Total borrowings and deposit liabilities	$18,554,817	$21,709,584	30

Notes:

(1)
Contractual capacity under our term loan is $2.75 billion in U.S. dollar equivalent amounts. Foreign currency fluctuations resulted in amounts outstanding greater than the contractual capacity but less than the 105% excess limitations for foreign currency fluctuations as of March 31, 2008. Our revolving credit facility's maximum facility limit was $59.5 million lower than its contractual capacity as of March 31, 2008, as a result of capacity reductions for the excess amounts outstanding under our term loan described above and amounts reserved in respect of interest payments on certain borrowings.

(2)
On February 21, 2008, we formally communicated our intent to extend the maturity date of our bridge loan to March 23, 2009 in accordance with the terms of the facility.

(3)
Issuance of secured funding is subject to limitations under the senior credit facility. Secured funding lenders require a specific amount of eligible assets to be pledged to secure the amount of credit extended.

(4)
During the first quarter of 2008, we did not experience any margin calls as a result of declining collateral values.

(5)
Included in funding limit amounts are term loans that have a stated maturity date on which lenders do not have any requirement to extend the borrowings.

(6)
Term to maturity of bank deposits is calculated using the maturity date of callable deposits.

(7)
Represents debt agreements that we consolidate under SFAS No. 140, SFAS No. 66 and FIN 46(R).

(8)
For funding sources that do not, by their terms, have a limit on the amount that may be drawn, we have calculated the funding limit as the amount drawn as of March 31, 2008.

        In addition to the outstanding funding reflected in the above table, at March 31, 2008, we had $2.3 billion of stockholders' equity and $100.6 million of common stock classified as mezzanine equity. As of March 31, 2008, approximately $1.9 billion was outstanding under our revolving credit facility and approximately $766.3 million remained available and we held $1.1 billion of total cash, including $695.6 million of cash held at Capmark Bank US.

        Of the total deposit liabilities reflected in the above table, $4.5 billion consisted of federally insured Brokered CDs issued by Capmark Bank US, as compared to $5.6 billion outstanding as of December 31, 2007.

        Capmark Bank US also has access to funding in the form of escrow deposits provided by our U.S. servicing operations. Although undrawn as of March 31, 2008, the amount of servicing deposits available to Capmark Bank US was $983.2 million.

        As of March 31, 2008, we also maintained a number of other committed and uncommitted secured and other unsecured funding programs sponsored by a variety of lenders with an aggregate principal amount totaling $4.1 billion. Of that amount, $2.9 billion is considered to be uncommitted and/or is maturing in the near term.

Commitments and Contractual Obligations

  Commitments

        In connection with our business activities, we enter into commitments that may give rise to future cash funding requirements. As of March 31, 2008, these commitments consisted of commitments to originate or purchase mortgage loans or securities, commitments to fund loans and commitments to provide equity to equity method investees. The future cash payments that were associated with these obligations as of March 31, 2008 are summarized in the table below. Because these commitments may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements.

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Commitments to originate or purchase loans or securities	$349,559	$—	$—	$—	$349,559
Commitments to fund construction and other loans	444,931	1,729,820	707,464	416,865	3,299,080
Commitments to provide equity to equity method investees	50,259	139,082	4,382	41,766	235,489

Total	$844,749	$1,868,902	$711,846	$458,631	$3,884,128

Commitments to sell loans or securities	$458,873	$—	$—	$—	$458,873

        As an approved multifamily seller/servicer under Fannie Mae's DUS™ program, we are responsible for assuming a portion of the losses that may result from a borrower's payment default on the loans that we have sold to Fannie Mae. Our loss sharing obligations are determined based on agreed loss sharing formulas. We generally are required to assume responsibility for the first 5% of the unpaid principal and a portion of any additional losses up to a maximum of 20% of the original principal balance. Any significant losses under this program would have an adverse effect on our results of operations and financial condition.

  Contractual Obligations

        In the ordinary course of our business, we enter into contractual arrangements that may require future cash payments. As of March 31, 2008, our contractual obligations primarily consisted of long-term borrowings and deposit liabilities, derivatives instruments, FIN 48 obligations and operating leases. The future cash payments that were associated with these obligations as of March 31, 2008 are summarized in the table below.

	Payments due by Period
Type of Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Borrowings and deposit liabilities(1)	$4,502,910	$4,844,428	$2,191,508	$2,255,830	$13,794,676
Derivative instruments(2)	452,815	742,267	537,264	430,161	2,162,507
FIN 48 obligations(3)	62,805	138,856	—	—	201,661
Operating leases and other(4)	39,012	74,678	67,373	13,070	194,133

Total	$5,057,542	$5,800,229	$2,796,145	$2,699,061	$16,352,977

Notes:

(1)
Includes the scheduled maturity of long-term borrowings and the scheduled maturity of time deposits and certificates of deposit with an original maturity of one year or more, including interest. Interest was calculated for fixed-rate obligations using the contractual fixed interest rate, and for floating-rate obligations, using the appropriate forward-yield curve as of March 31, 2008. Excluded from this table are our short-term borrowings ($5.1 billion), time deposits and certificates of deposit with an original maturity of less than one year ($1.8 billion), and interest thereon.

(2)
Represents the contractual payments due on our derivative instruments but excludes the anticipated amounts that would be contractually received on such instruments, totaling $479.1 million in less than one year, $791.3 million in one to three years, $605.7 million in three to five years, and $459.5 million in more than five years, aggregating $2.3 billion in total.

(3)
Represents uncertain tax positions related to permanent and temporary tax differences, including interest and penalties. The years for which the differences related to the uncertain tax positions will be resolved have been estimated. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify our company for any and all taxes with respect to our company and our subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, we have agreed to indemnify GMAC for any and all tax liabilities of our company and our subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in our consolidated financial statements.

(4)
Includes the future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2008. Also includes payments due to GMAC and our Sponsors and their affiliates under the management agreement which has no contractual term and, for purposes of this table, is presumed to be outstanding for a period of five years.

Guarantees and Off-Balance Sheet Transactions

  Guarantees

        We enter into guarantees in the ordinary course of our business, including, among others, guarantees in support of some of our securitization transactions and guarantees of payment of some of the agency and construction loans that we originate.

  Off-balance Sheet Transactions

        We did not enter into any securitization transactions for the three months ended March 31, 2008.

  Purchase Obligations

        The instruments governing some of our securitization transactions and other off-balance sheet transactions contain customary provisions that require us to purchase specific assets from our securitization trusts. In connection with certain asset sales and securitization transactions, we typically make customary representations and warranties to the purchaser of our assets that relate to the characteristics of the assets transferred. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser's requirements, as described in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, we have not recorded a liability in our consolidated balance sheet relating to these potential obligations. The maximum potential amount of future payments that we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales and, as a result, we are unable to develop an estimate of the maximum payout under these representations and warranties. As of March 31, 2008, we had not been required to repurchase any assets under these provisions.

  Interests in NMTC Funds

        We sponsor NMTC funds that make investments in qualifying Community Development Entities ("CDEs) that receive new markets tax credit allocations under a federal program that is designed to increase the availability of investment capital in low-income communities. We have determined that our NMTC funds are variable interest entities under FIN 46(R) and that we were the primary beneficiary of all but ten of the NMTC funds that we had sponsored as of March 31, 2008. The NMTC funds of which we were not the primary beneficiary had total assets of $222.4 million as of March 31, 2008. Our exposure to a loss relating to those NMTC funds was $147.8 million as of that date, representing the amount of financing we have provided to the funds.

  Interests in Collateralized Debt Obligations

        We sponsor CDOs in which we may retain a subordinated or equity interest and for which we serve as the collateral manager. When we sponsor a CDO, we establish a bankruptcy-remote special purpose entity that purchases a portfolio of assets that may consist of commercial mortgage loans and other real estate related securities and issues debt and equity certificates, representing interests in the special purpose entity. Certain of the CDOs that we have sponsored were initially structured, or have been restructured, as QSPEs under SFAS No. 140 and, accordingly, are not consolidated in our financial statements.

        The CDOs that we have sponsored that have not been structured as QSPEs are variable interest entities under FIN 46(R). We have determined that we were not the primary beneficiary of any of these entities as of March 31, 2008 and, accordingly, have not consolidated them in our financial statements. These CDOs had total assets of $4.4 billion as of March 31, 2008. Our exposure to a loss relating to those CDOs was $8.0 million as of that date, representing the value of our retained interests in those entities.

Credit Risk Management

        Credit risk represents the risk that a financial loss will result from the failure of a borrower, obligor or counterparty to perform its obligations. We have developed and implemented formal, systematic credit risk management policies and processes for our lending activities that are designed to preserve the independence and integrity of credit-related decisions and to ensure that credit risks are accurately assessed, properly approved, monitored and actively managed at both the transaction and portfolio levels. These policies and processes employ specific limits on credit approval authorities, the use of a programmatic risk-rating methodology, certain concentration limitations and independent credit risk monitoring and asset management procedures. In order to meet our credit risk management objectives, we seek to maintain a risk profile that is diverse in terms of property type, geographical location and single asset exposure. We manage this diversification through the use of asset sales, including syndications, participations and securitizations and other risk reduction techniques.

  Property Type Diversification of Our Loan Portfolio

        The following table summarizes the composition of our loans held for sale and held for investment as of March 31, 2008 and December 31, 2007, in aggregate by property type (in thousands):

	March 31, 2008		December 31, 2007
Property Type
	Amount	Percentage	Amount	Percentage
Multifamily	$3,069,340	20%	$2,828,286	19%
Office	2,984,301	20	3,052,122	21
Retail	2,847,789	19	2,808,654	19
Healthcare	1,637,599	11	1,611,729	11
Hospitality	1,576,407	10	1,558,172	11
Mixed-use and other(1)	3,014,185	20	2,845,272	19

Total	$15,129,621	100%	$14,704,235	100%

Note:

(1)
Mixed-use and other consists of loans secured by properties with more than one commercial real estate property type, loans secured by pools of mixed property types, plus loans secured by various other property types including, but not limited to, undeveloped land, industrial properties, condominiums, and golf courses.

        The above table sets forth our exposure to these property types in the loan portfolio. We maintain additional direct and indirect exposure to these property types through our interests in funds, securities, equity investments and other non-loan exposures.

  Single Risk Exposures in Our Loan Portfolio

        We seek to minimize the size of our exposure to losses on a single loan by using credit approval limits and by developing loan distribution strategies before we commit to provide financing. As of March 31, 2008 we had 54 loan commitments that exceeded $50.0 million. Our aggregate commitments with respect to these 54 loans totaled $5.3 billion, of which $4.3 billion had been funded. Two of these loans are non-performing and maintained on non-accrual status. The gross commitment and funded amount related to these non-performing loans totaled $116.8 million as of March 31, 2008. The remaining 52 loans are performing loans.

  Originated Non-Performing Assets

        The following table presents information concerning our originated non-performing assets as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Gross principal balance	$288,842	$259,338
Basis adjustments before allowance for loan losses(1)	(74,135)	(50,898)
Specifically assigned allowance for loan losses	(13,431)	(6,919)

Carrying value	$201,276	$201,521

Carrying value as a percentage of total assets	0.9%	0.9%

Note:

(1)
Basis adjustments include valuation allowances and other discounts to carrying value, before deducting the allowance for loan losses.

  Acquired Non-Performing Assets

        We have acquired non-performing loans for investment purposes at substantial discounts to par. At the time of acquisition, these non-performing loans evidenced credit quality deterioration and the probability that not all contractually required payments were collectible. The carrying amount of these loans totaled $360.8 million and $358.4 million as of March 31, 2008 and December 31, 2007, respectively. We recognize an estimate of the accretable yield on these loans. The accretable yield is limited to the excess of the estimated undiscounted principal, interest and other expected cash flows over the acquisition price of the loans.

        We seek to maximize recovery on our acquired non-performing loans. However, the time and amount of our expected cash flows from such loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. We record an impairment loss if we determine there is a decrease in the expected cash flows for such acquired non-performing loans. For the three months ended March 31, 2008 and 2007, we recorded impairment losses of $4.0 million and $2.6 million, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk represents the risk that a change in the level of one or more market prices, rates, indices, implied volatilities, correlations or other market factors will result in a financial loss. The primary market risks that we face are interest rate risk, credit spread risk and foreign currency risk. These risks include the risks that changes in prevailing interest rates, credit spreads or foreign currency exchange rates will impact the fair value of our assets and liabilities, decrease our levels of revenue or increase our expenses. We seek to control these risks by selling United States Treasury securities and entering into a number of derivative instruments, including total rate of return swaps, CMBS index swaps, interest rate or foreign exchange swaps, interest rate caps and floors, and options to purchase the foregoing instruments. We seek to further control our exposure to fluctuations in foreign currency exchange rates by securing multi-currency funding sources that we may use when funding foreign currency denominated assets.

        We have implemented centralized risk management policies and processes that are intended to ensure that our market risk exposure is accurately measured, regularly monitored and appropriately managed on a company-wide basis and within individual market positions. Our market risk limits are established by our market risk management department. These limits are approved by our Asset/Liability Management Committee. Our market risk exposure is measured using a variety of quantitative and qualitative risk measures and analyses, performed either daily or monthly, including value-at-risk measurements and sensitivity analyses. Price sensitivity metrics, portfolio valuations and correlation analyses are performed on a daily basis, while stress testing is performed on a monthly basis using the value-at-risk methodology explained below. Value-at-risk measures the impact on the value of existing portfolios of specified changes in market factors for all of our interest rate sensitive assets and liabilities. We also conduct a net interest income analysis, which estimates our net interest income sensitivity to immediate increases or decreases in interest rates of 100 and 200 basis points.

Interest Rate and CMBS Spread Risk

        The predominant type of interest rate risk that we face is the risk that the value of our assets and liabilities (including the value of our loans, debt obligations and investment portfolios) will change due to changes in interest rates, shape of the yield curve or interest rate spreads between two different financial instruments. We are also exposed to the risk that changes in interest rates will impact the levels of revenue that are generated by our lending, servicing and investments and funds management businesses, including trust fees that we earn on escrow balances, or give rise to mismatches between the values of our assets and the liabilities that we incur when funding those assets. Because we have floating rate debt outstanding, changes in interest rates may impact our debt servicing costs, which may lead to changes in the levels of net income and cash flows that we report from time to time.

        As part of our effort to manage interest rate exposure in our lending business, we also enter into forward rate lock commitments that guarantee the interest rates that will be charged on the loans that we originate from time to time. During the guaranteed rate period, a forward rate lock commitment exposes us to the possibility that the value of the forward rate lock commitment and related loan will decrease due to a rise in interest rates. To protect against this risk, we generally enter into a hedging transaction when we enter into a forward rate lock commitment and require the borrower to reimburse any costs to us of unwinding the related hedge in the event that the related loan fails to close. While this risk management strategy helps protect us against risks associated with movements in interest rates, it exposes us to the risk that a borrower will be unable to reimburse us for our costs if we are required to unwind the related hedge. To limit our exposure to this risk, when entering into a hedging transaction for a forward rate lock commitment, we require a borrower to collateralize its obligations to us with cash collateral maintained in a margin account. We monitor our exposure under forward rate commitments and related hedging transactions on a daily basis. If our collateralized coverage falls below a specified level, we require a borrower to post additional cash collateral.

        A portion of our fixed rate loans are originated with a defined exit strategy of a CMBS securitization. For these loans, we are exposed to the risk that CMBS spreads will widen between the time that we commit to extend a loan at a specified rate and the time the loan is sold. If left un-hedged, a widening of CMBS spreads would result in our company receiving lower proceeds upon the sale of a loan. We actively monitor our exposure to changes in CMBS spreads and, when appropriate, we may enter into CMBS total return swaps to moderate our exposure against losses associated with a widening of CMBS spreads, although such swaps may not result in a reduction of losses in certain instances. However, by entering into the swaps, we reduce the potential to benefit from gains associated with the narrowing of CMBS spreads. The use of CMBS total return swaps to manage our exposure to CMBS spread risks also exposes us to risks that our swap counterparties will default on their obligations to us.

Foreign Currency Risk

        We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. We are also exposed to risks associated with foreign currency exchange rates because we have various assets and liabilities that are denominated in foreign currencies, including borrowings under our senior credit facility and other borrowing facilities, and because we have subsidiaries and investments in other entities with retained earnings that are denominated in foreign currencies. As of March 31, 2008, our foreign currency exposure consisted primarily of exposure to changes in exchange rates between the U.S. dollar and the Euro in addition to the Japanese yen. We were to a lesser extent subject to risks associated with movements in exchange rates between the U.S. dollar and pounds sterling, Taiwanese dollars, Chinese renminbi, Indian rupees and Filipino pesos.

        To manage foreign currency exposure in our business, we seek to finance assets that are denominated in foreign currencies with funding sources denominated in the same currency. When assets denominated in foreign currencies are not funded with liabilities denominated in the same currencies, we actively use foreign exchange swaps and forward transactions that are designed to mitigate the risks associated with adverse movements in the applicable foreign currency exchange rates. We similarly use foreign exchange forward contracts to manage our foreign currency exposure related to income streams and expenses that are denominated in foreign currencies when the amount and timing of the income streams and expenses are known. To manage the effect that fluctuations in exchange rates may have on the value of foreign currency denominated retained earnings in our subsidiaries and the entities in which we have made investments, we have developed an active hedging policy that manages and adjusts our exposure using one-month foreign exchange swaps and forward contracts.

Derivative Counterparty Exposure

        The use of derivative instruments to manage and mitigate our exposure to market risks exposes us to the risk that a counterparty to a derivative transaction will fail to perform its obligations under the derivative instrument. Because obligations under our derivative instruments are determined by reference to interest rates, CMBS spreads and foreign currency exchange rates, our exposure to a risk of loss from defaults by counterparties to our derivative transactions is impacted by movements in interest rates, CMBS spreads and foreign currency exchange rates. To manage our credit exposures to counterparties to our derivative transactions, before we enter into a derivative transaction, we negotiate and execute industry standard agreements that govern the maximum credit exposure that we will assume with respect to a counterparty in a derivative transaction. We measure our credit exposure to counterparties under our derivative instruments on a daily basis. If an exposure with respect to a counterparty exceeds an agreed threshold, we make a margin call under which the counterparty is required to post collateral in order to bring our credit exposure to it within the agreed-upon range.

Value-at-Risk Analysis

        We use a statistical methodology known as value-at-risk, which we refer to as "VaR," as one of our tools for measuring, monitoring and reviewing our market risk exposure. VaR measures the dollar amount of potential losses in fair value from adverse movements in interest rates and credit spreads in an ordinary market. Our VaR model uses a distribution of historical changes in key market indices or other market factors to assess the potential for future losses. Our VaR model also takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another. We measure VaR using a 95% confidence interval and an assumed one-month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by our VaR model in only one out of every 20 months. We believe that our VaR analysis captures all of our significant market risk exposures resulting from our interest rate and credit spread sensitive positions. The following table represents the maximum, average and minimum potential VaR losses measured for the three months ended March 31, 2008 and 2007. This analysis has been presented for illustrative purposes only and does not represent our current views as to future movements in interest rates and credit spreads. The table shows a greater variation in our potential VaR losses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of adverse market conditions experienced during the first quarter of fiscal year 2008. In addition, the unwinding of a mortgage escrow balance hedging strategy further increased this disparity.

	Three Months Ended March 31,
Value-at-Risk
	2008	2007
	(in thousands of U.S. dollars)
Maximum	$60,868	$17,287
Average	$55,685	$14,602
Minimum	$45,844	$11,963

Net Interest Income Sensitivity Analysis

        While VaR measures the risk of loss due to unlikely events in an ordinary market, a sensitivity analysis measures exposure to an isolated hypothetical movement in one or more specific market prices, rates or indices. To measure our exposure to volatility in net interest income, we perform a sensitivity analysis on a monthly basis that considers isolated hypothetical movements in specific market rates for each currency in which we transact business. The first table reflects our sensitivity to sudden shifts in short-term rates in all currencies in which we transact business, taking into consideration our asset and liability positions on our consolidated balance sheet and the derivative instruments that we use to mitigate market risk as of March 31, 2008. The second table reflects our sensitivity to similar movements in U.S. interest rates on the trust fee income earned on escrow balances as of March 31, 2008. Both tables measure the impact on net interest income over the next 12 months. These analyses have been presented for illustrative purposes only and do not represent our current views as to future interest rate movements.

	Annualized Impact on Net Interest Income
Currency	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
U.S. dollars	$702	$351	$(351)	$(702)
Japanese yen(1)	5,894	2,947	(5,894)	(11,788)
Pounds sterling	749	374	(374)	(749)
Euro	(5,609)	(2,804)	2,804	5,609
Canadian dollars	(545)	(273)	273	545
Mexican pesos	1,125	563	(563)	(1,125)
Taiwanese dollars	965	482	(482)	(965)
Filipino pesos	175	88	(88)	(175)
Chinese renminbi	(179)	(89)	89	179
Indian rupees	(16)	(8)	8	16
Swiss francs	209	105	(105)	(209)

All currencies	$3,470	$1,736	$(4,683)	$(9,364)

Note:

(1)
Due to the current Japanese yen LIBOR rates being at or below 1%, the decreases used in the table above were 25 basis points and 50 basis points, respectively; and the increases were 50 basis points and 100 basis points, respectively.

	Annualized Impact on Net Interest Income
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
Escrow balances	$(68,267)	$(34,133)	$34,133	$68,267

        Although we believe that the above sensitivity data measurements provide an estimate of interest rate sensitivity, there are limitations inherent in those measurements. For example, they do not take into account potential changes in credit quality, size or composition of our asset portfolios, potential changes in our funding mix or other possible business developments. They are also limited in that they are performed at a particular point in time and only contemplate certain movements in market rates or indices. Accordingly, we can give no assurance that our actual results would not differ materially from the estimated outcomes of the above simulations. We are aware of the foregoing limitations on the use of sensitivity analyses for measuring and monitoring risks and, accordingly, employ our sensitivity analysis as only one tool for identifying, measuring, monitoring, managing and reporting our exposure market risks.

Item 4T.    Controls and Procedures

Disclosure controls and procedures

        We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Controls over Financial Reporting

        We are not yet required to report on our internal controls over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. Both we and our independent registered public accounting firm, however, identified material weaknesses, as well as significant deficiencies, with respect to our internal controls over financial reporting in connection with the audits of our consolidated financial statements for the years ended December 31, 2007 and 2006. Beginning in 2007, we have taken, and continue to take, specific actions to remediate these weaknesses and deficiencies.

        As part of our efforts to address the identified weaknesses and deficiencies, emphasis has been placed upon recruiting for key financial positions. Several of these key positions were filled during 2007 and the first quarter of 2008. The Company expects to continue recruiting for additional roles during the remainder of 2008. We also initiated projects in the second half of 2007 to improve financial processes, information flows and controls. Additional projects are being developed to improve accounting policies designed to ensure company-wide compliance with interpretation of accounting rules.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus filed with the SEC on March 26, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the first quarter of 2008, we sold 86,650 shares of our common stock, par value $0.001 per share, or "Shares," granted non-qualified stock options, or "Options," to purchase 299,415 additional Shares, and issued 235,248 hypothetical shares, or "Hypothetical Shares," or 621,313 equity securities in the aggregate, in the transactions described below. The Options include a combination of time-based options and performance-based options having an exercise price of $6.11 per Share. The time-based options generally vest and become exercisable ratably on each of the first five anniversaries of the option grant date, except as otherwise determined by our board of directors. The performance-based options vest and become exercisable ratably at the end of each of the five fiscal years occurring after the option grant date, only if we achieve certain return on equity performance targets. If a performance target is missed in any one year, but in a subsequent year the cumulative actual performance for prior years equals or exceeds the annual performance targets for those years, all performance-based options that did not vest will vest and become exercisable, as if all prior annual targets had been met. The Hypothetical Shares are held in separate accounts by the Company and are valued to be equal to the fair value of a share of our common stock. Hypothetical Shares are paid out at fair market value upon termination or a change of control and may be paid in cash or current shares at the Company's election. The Shares were sold, the Options were granted and the Hypothetical Shares were issued in the following transactions, which were exempt from the registration requirements of the Securities Act of 1933, as amended, and, in particular pursuant to Rule 701 thereunder, relating to offerings to employees, directors and consultants. No underwriters were employed in any of these transactions.

  (1)
  On March 20, 2008, we granted Options to purchase 163,666 Shares and issued 163,666 Hypothetical Shares to one of our employees in consideration for $1,000,000 of deferred compensation.

  (2)
  On March 25, 2008, we granted Options to purchase 49,099 Shares and issued 49,099 Hypothetical Shares to one of our employees in consideration for $300,000 of deferred compensation.

  (3)
  On March 27, 2008, we sold 66,650 Shares, and granted Options to purchase 66,650 additional Shares, to two of our employees for aggregate consideration of $407,232.

  (4)
  On March 31, 2008, we sold 20,000 Shares, and granted Options to purchase 20,000 additional Shares, to one of our employees for aggregate consideration of $122,200.

  (5)
  On March 12, 2008, we issued 22,483 Hypothetical Shares to 10 of our directors in consideration for $137,370 of deferred compensation.

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        On March 6, 2008, pursuant to Section 78.320 of the Nevada Revised Statutes, we received the written consent of our stockholders to act by written consent in lieu of an annual meeting to elect William F. Aldinger III, Dennis D. Dammerman, Steven P. Baum, Peter F. Bechen, Saturnino S. Fanlo, Eric A. Feldstein, Edward A. Fox, John F. Grundhofer, Robert Glenn Hubbard, Stuart A. Katz, Thomas A. Kendall, Konrad R. Kruger, Daniel M. Neidich, Scott C. Nuttal, Tagar C. Olson and David C. Walker to serve as members of our board of directors. We received the consent of our stockholders holding 412,803,348 shares with respect to the election of the members of our board of directors.

Item 5.    Other Information

        Our board of directors has authorized a debt repurchase program pursuant to which we may from time to time repurchase (through open market repurchases or private transactions) and retire, up to $100 million of our outstanding Floating Rate Senior Notes due 2010 (of which $830 million in principal is outstanding), 5.875% Senior Notes Due 2012 (of which $1.2 billion in principal is outstanding) and 6.300% Senior Notes due 2017 (of which $500 million in principal is outstanding).

        The timing and the amount of any repurchases will be determined by management based on our evaluation of the prices of the securities and other factors. The repurchase program may be suspended or discontinued at any time.

Item 6.    Exhibits

        The exhibits filed as a part of this report are as follows:

3.1
Amended and Restated Articles of Incorporation of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4/A filed with the SEC on March 14, 2008.
3.2	Amended and Restated By-laws of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4/A filed with the SEC on March 14, 2008.
10.1
Seventh Amending Deed Relating to the £750,000,000 Revolving Credit Agreement among Capmark AB No. 2 Limited, Natixis, London Branch, Capmark Financial Group Inc. and the Bank of New York, as security trustee, dated as of March 31, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2008.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capmark Financial Group Inc.
/s/ WILLIAM F. ALDINGER III

Date: May 14, 2008	Name: William F. Aldinger III Title: President and Chief Executive Officer
Capmark Financial Group Inc.
/s/ GREGORY J. MCMANUS

Date: May 14, 2008	Name: Gregory J. McManus Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.1 to our registration statement on Form S-4/A filed with the SEC on March 14, 2008.
3.2	Amended and Restated By-laws of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.2 to our registration statement on Form S-4/A filed with the SEC on March 14, 2008.
10.1
Seventh Amending Deed Relating to the £750,000,000 Revolving Credit Agreement among Capmark AB No. 2 Limited, Natixis, London Branch, Capmark Financial Group Inc. and the Bank of New York, as security trustee, dated as of March 31, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2008.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

QuickLinks

CAPMARK FINANCIAL GROUP INC. Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Balance Sheet (unaudited) (in thousands, except share amounts)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Operations (unaudited) (in thousands, except per share data)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited) (in thousands)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Cash Flows (unaudited) (in thousands)
CAPMARK FINANCIAL GROUP INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidating Balance Sheet March 31, 2008 (in thousands)
Condensed Consolidating Balance Sheet December 31, 2007 (in thousands)
Condensed Consolidating Statement of Operations Three months ended March 31, 2008 (in thousands)
Condensed Consolidating Statement of Operations Three months ended March 31, 2007 (in thousands)
Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2008 (in thousands)
Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2007 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX