Form 10-Q
period 2008-06-30
Capmark Financial Group Inc.
filed 2008-08-13
CIK 1406508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 31, 2008, 431,704,236 shares of the Registrant's common stock, par value of $.001 per share, were outstanding.

CAPMARK FINANCIAL GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Balance Sheet (unaudited)

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
Assets
Cash, cash equivalents and restricted cash	$925,949	$1,436,752
Accounts and other receivables	397,221	470,669
Investment securities:
Trading	157,866	185,692
Available for sale	925,167	949,682
Loans held for sale	5,893,365	7,783,769
Loans held for investment, net of allowance for loan losses of $37.8 million and $28.8 million as of June 30, 2008 and December 31, 2007	7,531,625	6,891,714
Real estate investments	1,811,930	1,748,555
Equity investments	1,866,683	1,984,140
Mortgage servicing rights	850,056	890,550
Current taxes receivable	127,822	201,916
Deferred tax assets	207,063	32,029
Goodwill and other intangible assets, net	175,213	182,549
Other assets	481,428	506,379

Total assets	$21,351,388	$23,264,396

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$3,758,686	$3,832,637
Collateralized borrowings in securitization trusts	256,205	260,524
Other long-term borrowings	8,049,295	8,047,162
Deposit liabilities	4,455,424	5,552,607
Real estate syndication proceeds and related liabilities	1,412,693	1,563,151
Accounts payable and other liabilities	736,103	1,069,068

Total liabilities	18,668,406	20,325,149

Commitments and Contingent Liabilities	—	—
Minority Interest	300,260	330,196
Mezzanine Equity	95,815	102,418
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 650,000,000 shares authorized; 412,899,623 shares issued and outstanding as of June 30, 2008 and 412,898,576 shares issued and outstanding as of December 31, 2007	413	413
Capital paid in excess of par value	2,060,547	2,050,361
Retained earnings	206,853	418,876
Accumulated other comprehensive income, net of tax:
Net unrealized (loss) gain on investment securities and derivative instruments	(1,114)	17,536
Net foreign currency translation adjustment	20,208	19,447

Total accumulated other comprehensive income, net of tax	19,094	36,983

Total stockholders' equity	2,286,907	2,506,633

Total liabilities and stockholders' equity	$21,351,388	$23,264,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2008	Three months ended June 30, 2007
Net Interest Income
Interest income	$236,837	$281,275
Interest expense	184,260	206,281

Net interest income	52,577	74,994
Provision for loan losses	10,390	5,391

Net interest income after provision for loan losses	42,187	69,603

Noninterest Income
Net (losses) gains:
Net (losses) on loans	(42,217)	(10,265)
Net (losses) gains on investments and real estate	(17,258)	8,401
Other gains, net	47,566	3,118
Mortgage servicing fees	46,062	48,937
Placement fees	17,842	18,442
Investment banking fees and syndication income	15,104	15,623
Asset management fees	20,452	21,749
Trust fees	31,332	45,579
Other fees	2,472	13,998
Equity in (loss) income of joint ventures and partnerships	(28,065)	53,105
Net real estate investment and other income	22,725	24,889

Total noninterest income	116,015	243,576

Net revenue	158,202	313,179

Noninterest Expense
Compensation and benefits	76,424	88,483
Amortization of mortgage servicing rights	34,136	30,950
Occupancy and equipment	21,033	21,956
Professional fees	35,872	21,359
Other expenses	32,470	26,387

Total noninterest expense	199,935	189,135

(Loss) income before minority interest and income tax (benefit) provision	(41,733)	124,044
Minority interest income	24,177	23,340

(Loss) income before income tax (benefit) provision	(17,556)	147,384
Income tax (benefit) provision	(29,045)	57,900

Net Income	$11,489	$89,484

Basic net income per share:
Net income per share	$0.03	$0.21
Weighted average shares outstanding	432,263	432,177
Diluted net income per share:
Net income per share	$0.03	$0.21
Weighted average shares outstanding	434,494	432,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Net Interest Income
Interest income	$513,815	$578,692
Interest expense	400,135	420,144

Net interest income	113,680	158,548
Provision for loan losses	18,019	11,710

Net interest income after provision for loan losses	95,661	146,838

Noninterest Income
Net (losses) gains:
Net (losses) gains on loans	(399,384)	66,942
Net (losses) gains on investments and real estate	(28,996)	51,476
Other gains, net	66,817	62,178
Mortgage servicing fees	100,272	104,151
Placement fees	35,472	41,375
Investment banking fees and syndication income	28,927	31,851
Asset management fees	39,215	66,078
Trust fees	66,714	87,299
Other fees	5,473	31,832
Equity in (loss) income of joint ventures and partnerships	(38,058)	96,159
Net real estate investment and other income	46,339	48,231

Total noninterest income	(77,209)	687,572

Net revenue	18,452	834,410

Noninterest Expense
Compensation and benefits	166,061	208,512
Amortization of mortgage servicing rights	69,368	62,330
Occupancy and equipment	42,783	44,009
Professional fees	60,164	42,666
Other expenses	70,169	67,471

Total noninterest expense	408,545	424,988

(Loss) income before minority interest and income tax (benefit) provision	(390,093)	409,422
Minority interest income	39,675	14,806

(Loss) income before income tax (benefit) provision	(350,418)	424,228
Income tax (benefit) provision	(149,048)	159,294

Net (Loss) Income	$(201,370)	$264,934

Basic and diluted net (loss) income per share:
Net (loss) income per share	$(0.47)	$0.61
Weighted average shares outstanding	432,602	432,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)

(in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Common Stock
Balance at beginning of period	$413	$413

Balance at end of period	413	413

Capital Paid in Excess of Par Value
Balance at beginning of period	2,050,361	2,034,875
Additional shares issued	6	506
Stock-based compensation expense	10,452	9,023
Other	(272)	(3)

Balance at end of period	2,060,547	2,044,401

Retained Earnings
Balance at beginning of period	418,876	144,144
Cumulative effect of adopting FASB Interpretation No. 48	—	(9,535)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159	(9,805)	—
Net (loss) income	(201,370)	264,934
Other	(848)	(705)

Balance at end of period	206,853	398,838

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	36,983	49,793
Net unrealized loss on investment securities and derivative instruments	(18,650)	(19,089)
Net foreign currency translation adjustment	761	(1,359)

Balance at end of period	19,094	29,345

Total Stockholders' Equity	$2,286,907	$2,472,997

Comprehensive (Loss) Income
Net (loss) income	$(201,370)	$264,934
Other comprehensive loss	(17,889)	(20,448)

Comprehensive (loss) income	$(219,259)	$244,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Operating Activities
Net cash provided by (used in) operating activities	$1,373,296	$(1,902,203)

Investing Activities
Net decrease in restricted cash	32,442	2,656
Proceeds from sales of investment securities classified as available for sale	13,918	466,486
Repayments of investment securities classified as available for sale	52,903	229,606
Purchases of investment securities classified as available for sale	(65,057)	(440,322)
Repayments of loans held for investment	836,011	1,754,707
Origination/purchase of loans held for investment	(1,471,618)	(1,131,981)
Proceeds from sales of real estate investments	67,810	155,077
Purchases of real estate investments	(81,738)	(504,605)
Net purchases of property and equipment	(2,478)	(9,123)
Proceeds from sales of/capital distributions from equity investments	74,074	185,888
Purchases of equity investments	(125,841)	(395,076)
Purchases of mortgage servicing rights	(12,520)	(81,428)
Sales of mortgage servicing rights	—	43,213
Other investing activities, net	(2,071)	3,877

Net cash (used in) provided by investing activities	(684,165)	278,975

Financing Activities
Net (decrease) increase in short-term borrowings	(152,291)	136,677
Proceeds from issuance of collateralized borrowings in securitization trusts	—	47,608
Repayments of collateralized borrowings in securitization trusts	(5,425)	(1,273,018)
Proceeds from issuance of other long-term borrowings	815,053	2,902,452
Repayments of other long-term borrowings.	(793,751)	(2,465,254)
Net (decrease) increase in deposit liabilities.	(1,098,507)	2,157,449
Real estate syndication proceeds received	33,197	181,584
Minority interest proceeds	24,528	77,373
(Repurchases of)/proceeds from issuance of mezzanine equity and additional common shares	(7,718)	3,909
Other financing activities, net	6,230	6,610

Net cash (used in) provided by financing activities	(1,178,684)	1,775,390

Effect of Foreign Exchange Rates on Cash	11,192	9,761

Net (Decrease) Increase in Cash and Cash Equivalents	(478,361)	161,923
Cash and Cash Equivalents, Beginning of Period(1)	1,204,477	325,804

Cash and Cash Equivalents, End of Period(1)	$726,116	$487,727

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(78,113)	$18,236
Interest paid	432,851	318,231

(1)
Cash and cash equivalents exclude restricted cash of $199.8 million as of June 30, 2008, $232.3 million as of December 31, 2007 and $250.3 million as of June 30, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Operations

        Capmark Financial Group Inc. ("Capmark") is a diversified company that provides a broad range of financial services to investors in commercial real estate-related assets. Capmark has three core businesses: lending and mortgage banking, investments and funds management, and servicing. Capmark operates in North America, Europe and Asia. As used herein, the term "Company" refers to Capmark and its subsidiaries as a consolidated group, except where it is clear that the term means only Capmark.

        Prior to March 23, 2006, the Company was an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation ("GMAC"). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the "Sponsors") acquired a controlling equity stake in the Company from a subsidiary of GMAC. In connection with the acquisition, the percentage ownership interests of both the Sponsors and GMAC were reduced proportionately by the sale of common stock to certain employees of the Company who acquired an initial aggregate equity interest of approximately four percent. As a result of subsequent sales of common stock to those and additional employees and certain non-employee directors (collectively, the "Management Stockholders"), less repurchases of common stock from those employees no longer with the Company, the Sponsors own a majority interest of approximately 75 percent, the Management Stockholders own an equity interest of approximately four percent and a subsidiary of GMAC owns an equity interest of approximately 21 percent as of June 30, 2008. The aforementioned changes in ownership will be referred to as the "Sponsor Transactions" in these notes to the condensed consolidated financial statements.

2. Risks and Uncertainties

        The Company's primary business risks include: credit risk, liquidity risk, interest rate and other market risks, and operational risk as more fully described in Note 2 to the Company's 2007 audited consolidated financial statements included in the Company's prospectus filed with the Securities Exchange Commission ("SEC") on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov. Management of these risks affects both the level and stability of the Company's earnings.

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

        The Company consolidates all wholly-owned and majority-owned subsidiaries that it controls. In certain cases, economic ownership interests and control do not strictly align and there are other specific consolidation criteria that must be applied under GAAP, and in those cases the Company follows the accounting policies more fully disclosed in Note 3 to its 2007 audited consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

  Sale of Operations

        In February 2007, the Company sold a majority of its affordable housing debt platform to an unaffiliated buyer for approximately $500 million in cash and the buyer also assumed approximately $700 million of related financing obligations. The Company recognized a pre-tax gain on sale of approximately $65.3 million and reported the gain as a component of other gains, net in the condensed consolidated statement of operations. At the time of the transaction, the Company retained approximately $300 million of investment securities associated with the affordable housing debt platform that were not included in the sale. The earnings and cash flows of the entire affordable housing debt platform are fully consolidated in the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the six months ended June 30, 2007. The affordable housing debt platform was not classified as a discontinued operation because its operations and cash flows could not be clearly distinguished from the rest of the Company. The affordable housing debt platform was included in the North American Affordable Housing business segment. See Note 20 for segment information.

Significant Accounting Policies and Recently Issued Accounting Standards

        The Company's significant accounting policies are disclosed in Note 3 to its 2007 audited consolidated financial statements. There have been no significant changes to the Company's significant accounting policies as of June 30, 2008, except that on January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," or "SFAS No. 157," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," as more fully discussed below and in Note 14 to these condensed consolidated financial statements.

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

        The Company also adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 permits an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value and the fair value of financial assets and financial liabilites for which the fair value option was elected be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008. See Note 14 for additional information.

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

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," or "FSP FAS 142-3." This FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

beginning after December 15, 2008, and interim periods within those fiscal years. This new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or "SFAS No. 162," which, when effective, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Management is currently evaluating the potential impact of SFAS No. 162 on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or "FSP EITF 03-6-1." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share," or "SFAS No. 128." This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. Management is currently evaluating the potential impact of FSP EITF 03-6-1 on the Company's consolidated financial statements.

4. Investment Securities

        Investment securities include: commercial mortgage-backed securities ("CMBS"); asset-backed securities ("ABS"); collateralized debt obligations ("CDOs") which may be collateralized by CMBS, unsecured real estate investment trust debt and other real estate related investments; tax-exempt securities; certain Japanese bonds ("TMK securities"); securities backed by Ginnie Mae, Fannie Mae and Freddie Mac (government sponsored enterprise or "GSE securities"); U.S. Treasury securities; and other investment securities.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

4. Investment Securities (Continued)

        The following table summarizes the Company's investment securities classified as available for sale as of June 30, 2008, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized Losses	Fair value
Beneficial interests in CMBS, ABS and CDOs	$93,254	$10,136	$(5,014)	$98,376
Tax-exempt securities	248,738	2,162	(6,839)	244,061
TMK securities	321,925	168	(3,323)	318,770
GSE securities	234,386	2,282	(3,851)	232,817
U.S. Treasury and other securities	31,461	44	(362)	31,143

Total	$929,764	$14,792	$(19,389)	$925,167

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

        The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities classified as available for sale and the related proceeds received on such sales (in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Gains recognized	$624	$1,655	$624	$21,121
Losses recognized	(9)	—	(9)	—

Net gains	$615	$1,655	$615	$21,121

Proceeds received	$13,918	$11,387	$13,918	$55,598

        The gains were recorded as a component of net (losses) gains on investments and real estate in the condensed consolidated statement of operations. The proceeds received for the three and six months ended June 30, 2007 do not include the transfer of investment securities in connection with the Company's sale of a majority of its affordable housing debt platform in February 2007.

        On a quarterly basis, the Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. The Company's evaluation includes a credit analysis of its

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

4. Investment Securities (Continued)

investment securities based on the preparation of cash flow projections reflecting its monitoring of the underlying assets and relevant market information. In the case of subordinate CMBS, ABS and CDOs, the Company also considers its projected loss position in the relevant securities. Impairments considered other-than-temporary typically result from a decline in the projected cash flows due to increased loss projections and the Company's determination that the impairments will not otherwise be recovered. As a result of the Company's evaluation, and its conclusion that the amount it expected to recover on some of its investment securities was less than the amortized cost of those securities, the Company recognized charges for declines in value in certain investment securities classified as available for sale, primarily consisting of beneficial interests in CMBS, ABS and CDOs, that were considered other-than-temporary. These charges totaled $4.8 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $8.6 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively, and are reported as a component of net losses on investments and real estate in the condensed consolidated statement of operations.

        In addition to the impairment charges referred to above, in light of difficult market conditions, including significant liquidity constraints in the CMBS, ABS and CDO markets, the Company has determined that the fair value of some of its investment securities had declined and has reflected the corresponding unrealized losses on those securities in the tables below. Based on its quarterly evaluation process, the Company concluded that the unrealized losses in the tables below were temporary declines in fair value due to unfavorable market conditions and were not reflective of credit deterioration. In determining that the carrying values are fully recoverable over the expected holding periods, the Company performed credit analyses in relation to these investment securities and has considered the risks and uncertainties regarding future declines in fair value as well as the potential effects that declines in fair value would have on the Company's liquidity. The Company has the intent and believes it has the ability to hold these securities until they recover in value and that (after giving effect to the impairment charges referred to above) the Company will fully realize the remaining amortized cost of the investment securities. Therefore, the Company concluded that the unrealized losses reflected in the tables below were not considered other-than-temporary.

        The following table summarizes the fair value and gross unrealized losses of the Company's investment securities classified as available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Beneficial interests in CMBS, ABS and CDOs	$25,396	$(4,980)	$576	$(34)	$25,972	$(5,014)
Tax-exempt securities	142,026	(6,736)	1,806	(103)	143,832	(6,839)
TMK securities	273,055	(3,323)	—	—	273,055	(3,323)
GSE securities	140,089	(2,559)	62,611	(1,292)	202,700	(3,851)
U.S. Treasury and other securities	16,815	(362)	—	—	16,815	(362)

Total	$597,381	$(17,960)	$64,993	$(1,429)	$662,374	$(19,389)

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

5. Loans Held for Sale

        The following table summarizes the Company's loans held for sale as of June 30, 2008 and December 31, 2007, by loan type, carried at fair value as of June 30, 2008 and at the lower of amortized cost or fair value as of December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Floating rate mortgage loans	$4,397,073	$6,653,675
Fixed rate mortgage loans	1,477,145	1,118,042
Construction loans	19,147	12,052

Total	$5,893,365	$7,783,769

        In connection with the Company's adoption of SFAS No. 159, the Company's loans held for sale are accounted for at fair value as of June 30, 2008. Approximately $37.5 million of loans held for sale in the Philippines continue to be accounted for at the lower of amortized cost or fair value as of June 30, 2008 due to the highly specialized nature of the underlying loan agreements, which do not readily lend themselves to reliable fair value estimation.

        The Company reviews its loan portfolio to determine whether any changes in classification should be made between "held for sale" and "held for investment." The Company classifies a loan as "held for investment" when it intends to hold the loan for the foreseeable future or until maturity or payoff. The Company defines "foreseeable future" based upon what it believes to be reasonable under the circumstances, including events and conditions that the Company can reasonably anticipate. The Company considers many factors in determining what is the "foreseeable future" including: its financial condition and liquidity positions; its anticipated capital requirements; its business strategy and operating plans; the current and expected economic environment and market conditions; and the nature and type of loans, including expected durations. The consideration of many of these factors requires the Company to make forward-looking evaluations for a period of time not less than twelve months. Beyond the twelve-month period, the Company is less confident in its ability to predict all future events. If the Company is aware of any specific events which are likely to occur beyond the twelve-

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

5. Loans Held for Sale (Continued)

month period but prior to a loan's maturity or payoff, the Company considers such events in its evaluation. Based upon its analysis of the factors and all other relevant information, the Company determines whether the loan should be classified as either "held for sale" or "held for investment." No loans were transferred from "held for sale" to "held for investment" during the three and six months ended June 30, 2008 and 2007, respectively.

6. Loans Held for Investment

        The following table summarizes the Company's loans held for investment as of June 30, 2008 and December 31, 2007, by loan type (in thousands):

	June 30, 2008	December 31, 2007
Floating rate mortgage loans	$5,324,143	$5,172,955
Fixed rate mortgage loans	788,525	579,909
Construction loans	1,118,831	809,234
Acquired non-performing loans	337,943	358,368

Total	7,569,442	6,920,466
Allowance for loan losses	(37,817)	(28,752)

Net	$7,531,625	$6,891,714

        The "Total" amounts set forth in the table above are equal to the unpaid principal balance of the loans less the amount of any market valuation adjustments applied to any loans that were previously classified as held for sale and other discounts to carrying value. The aggregate amount of such adjustments/discounts for all loans held for investment was $90.1 million and $106.6 million as of June 30, 2008 and December 31, 2007, respectively.

        The Company's allowance for loan losses is established, monitored and maintained on the basis of past loan experience, the current composition of the portfolio, historical credit migration, property type diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

        The following table summarizes activity related to the Company's allowance for loan losses (in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Balance at beginning of period	$32,088	$65,524	$28,752	$61,715
Provision for loan losses	10,390	5,391	18,019	11,710
Loans charged off	(2,168)	(1,649)	(6,168)	(5,410)
Foreign currency translation adjustment	(35)	407	250	762
Transfers and other	(2,458)	(152)	(3,036)	744

Balance at end of period	$37,817	$69,521	$37,817	$69,521

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

6. Loans Held for Investment (Continued)

        The decline in the allowance for loan losses subsequent to June 30, 2007 was primarily due to the charge-off of a fully-reserved loan in the fourth quarter of 2007.

        As discussed in Note 3 to its 2007 audited consolidated financial statements, the Company purchased non-performing loans at significant discounts to the loans' unpaid principal balance, principally in Asia. At the time of acquisition, these loans evidenced credit quality deterioration and the probability that not all contractual payments would be collected. The Company does not establish an allowance for loan losses on acquired non-performing loans at acquisition or thereafter. Upon determination that a post-acquisition impairment has occurred, the carrying values of these loans are reduced by the amount of the impairment. The charges for impairments of acquired non-performing loans totaled $2.2 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, and $6.2 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.

        The following table summarizes information about loans originated by the Company that are held for investment and have specifically been identified as being impaired as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Impaired loans with an allowance for loan losses	$77,454	$56,761
Impaired loans without an allowance for loan losses	32,471	44,474

Total impaired loans	109,925	101,235
Allowance for loan losses on impaired loans	(16,022)	(6,919)

Net impaired loans	$93,903	$94,316

        The allowance for loan losses on impaired loans is included in the Company's overall allowance for loan losses. The Company does not recognize interest income on impaired loans.

7. Real Estate Investments

        The following table summarizes the Company's real estate investments as of June 30, 2008 and December 31, 2007, by classification (in thousands):

	June 30, 2008	December 31, 2007
Held for investment, net of depreciation	$1,591,593	$1,606,730
Held for sale	122,044	67,292
Acquired through foreclosure	98,293	74,533

Total	$1,811,930	$1,748,555

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

8. Equity Investments

        The following table summarizes the Company's equity investments as of June 30, 2008 and December 31, 2007, by investment type (in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent of portfolio	Amount	Percent of portfolio
Investments in affordable housing partnerships in the United States	$802,400	43%	$942,176	48%
Investments in real estate equity investment funds in the United States	483,390	26	491,941	25
Investments in real estate projects, joint ventures and real estate equity investment funds in Europe	168,516	9	162,487	8
Investments in other real estate ventures in the United States	127,529	7	154,062	8
Investments in non-performing commercial loan and real estate joint ventures, principally in Asia	154,399	8	148,239	7
Investments in CMBS and debt investment funds, with collateral principally in the United States	70,148	4	66,095	3
Other(1)	60,301	3	19,140	1

Total	$1,866,683	100%	$1,984,140	100%

Note:

(1)
Includes an investment in the capital stock of the Federal Home Loan Bank of Seattle in the amount of $56.2 million and $14.0 million as of June 30, 2008 and December 31, 2007, respectively.

9. Mortgage Servicing Rights

        The following table summarizes activity related to the Company's mortgage servicing rights (in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Balance at beginning of period	$861,433	$870,431	$890,550	$829,011
Additions	22,801	41,988	29,023	115,625
Amortization	(34,136)	(30,950)	(69,368)	(62,330)
Other	(42)	(1,384)	(149)	(2,221)

Balance at end of period	$850,056	$880,085	$850,056	$880,085

        Based on the Company's impairment analyses, the Company did not have a valuation allowance related to mortgage servicing rights in any period presented.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

10. Goodwill and Other Intangible Assets

        The Company recorded scheduled amortization expense on its other intangible assets of $3.3 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively, and $6.6 million and $10.0 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense on other intangible assets is reported as a component of other expenses in the condensed consolidated statement of operations.

        The Company recorded goodwill impairment of $0.7 million for the three and six months ended June 30, 2008 in connection with the sale of significant interests in 39 loans in its European Operations business segment, and $0.4 million for the six months ended June 30, 2007 in connection with exiting its tender option bond program. Goodwill impairment is reported as a component of other expenses in the condensed consolidated statement of operations.

11. Short-term and Long-term Borrowings

        The following table summarizes the Company's outstanding borrowings as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Short-term borrowings	$3,758,686	$3,832,637
Collateralized borrowings in securitization trusts	256,205	260,524
Other long-term borrowings	8,049,295	8,047,162

Total	$12,064,186	$12,140,323

        Included in other long-term borrowings are approximately $1.1 billion and $1.7 billion of indebtedness as of June 30, 2008 and December 31, 2007, respectively, associated with the Company's bridge loan due in March 2009. On June 30, 2008, the Company entered into amendments to both its credit agreement and bridge loan agreement with various lenders. The amendments provide the Company with additional flexibility with respect to certain types of secured financing and conform certain definitions more closely to the definitions contained in the indentures related to the Company's outstanding senior notes. The Company used borrowings under the credit agreement to repay $600.0 million of outstanding indebtedness under the bridge loan agreement on June 30, 2008 in accordance with the terms of the bridge loan amendment, reducing the balance of the bridge loan to $1.1 billion.

        In the second quarter of 2008, the Company repurchased and retired $100.0 million of its outstanding floating rate senior notes due 2010 as previously authorized by its board of directors. The notes were purchased at a discount to the outstanding principal amount resulting in a gain of $14.3 million, net of unamortized issuance costs. The gain is reported as a component of other gains, net in the condensed consolidated statement of operations. The Company's outstanding senior notes are included in other long-term borrowings in the above table.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

11. Short-term and Long-term Borrowings (Continued)

        The following table summarizes the Company's assets that are pledged as collateral for the payment of related secured borrowings as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Loans held for sale	$2,375,049	$2,648,612
Loans held for investment	4,482,543	1,435,105
Investment securities classified as trading	84,872	57,074
Investment securities classified as available for sale	218,498	239,195
Real estate investments	802,648	555,934
Other	87,595	8,477

Total assets pledged as collateral	$8,051,205	$4,944,397

Related secured borrowings	$3,760,610	$3,081,723

        The increase in assets pledged as collateral from December 31, 2007 was primarily due to the increased secured borrowings by Capmark Bank ("Capmark Bank US"), a wholly-owned subsidiary of Capmark, from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of Seattle, as required under the terms of their borrowing programs. The following table bifurcates the assets pledged as collateral (substantially consisting of loans) for Capmark Bank US and for the rest of the Company as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Capmark Bank US:
Total assets pledged as collateral	$5,923,715	$1,297,678
Related secured borrowings	2,377,504	550,000
Non-Capmark Bank US:
Total assets pledged as collateral	2,127,490	3,646,719
Related secured borrowings	1,383,106	2,531,723

        The amounts shown above for Non-Capmark Bank US include total assets pledged as collateral related to the consolidation of certain LIHTC partnerships and assets collateralized in securitization trusts, in the aggregate, of $595.4 million and $701.0 million as of June 30, 2008 and December 31, 2007, respectively, and related secured borrowings in the aggregate of $483.1 million and $596.4 million as of June 30, 2008 and December 31, 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

12. Deposit Liabilities

        The following table summarizes the Company's deposit liabilities as of June 30, 2008 and December 31, 2007, by deposit type, carried at fair value as of June 30, 2008 and at amortized cost as of December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Brokered certificates of deposit	$4,450,687	$5,545,976
Other	4,737	6,631

Total	$4,455,424	$5,552,607

        In connection with the Company's adoption of SFAS No. 159, the Company's brokered certificates of deposit ("Brokered CDs") are accounted for at fair value as of June 30, 2008.

        The deposits of Capmark Bank US are primarily interest-bearing, issued in denominations of $100,000 or less and insured by the Federal Deposit Insurance Corporation ("FDIC") subject to current insurance program coverage account holder limits.

13. Income Taxes

        The Company recognized approximately $4.6 million and $3.9 million of gross interest and penalties for the three months ended June 30, 2008 and 2007, respectively, and $9.3 million and $8.0 million of gross interest and penalties for the six months ended June 30, 2008 and 2007, respectively. The Company accrued approximately $59.0 million and $49.7 million for the payment of interest and penalties as of June 30, 2008 and December 31, 2007, respectively.

        The Company operates in multiple tax jurisdictions, both within and outside the United States. Accordingly, the Company is, from time to time, under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different expiration dates regarding the statute of limitations. The following table summarizes the tax years that remain subject to examination in the Company's major tax jurisdictions as of June 30, 2008:

United States—Federal	2001 and forward
United States—Individual States	1994 and forward
Japan	2001 and forward
Ireland	2003 and forward
Canada	2005 and forward
Taiwan	2006 and forward

        Based upon the expiration of statutes of limitations and/or conclusion of tax examinations in several jurisdictions, management believes it is reasonably possible that the total amount of previously unrecognized tax benefits as of June 30, 2008 may decrease by up to $36.6 million within the next 12 months.

        The Internal Revenue Service ("IRS") has a policy to examine the income tax returns of large corporate taxpayers, including GM and its subsidiaries. Prior to the Sponsor Transactions, the Company was included in the GM-controlled tax group, which is currently under IRS examination for tax years

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

13. Income Taxes (Continued)

2001 through the Sponsor Transactions date. Subsequent to the Sponsor Transactions, the Company may be audited by federal, state, foreign and local tax authorities. Management believes that an adequate provision for contingencies related to all income taxes and interest as of June 30, 2008 has been established in accordance with FIN 48. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify the Company for any and all taxes with respect to the Company and its subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, the Company has agreed to indemnify GMAC for any and all tax liabilities of the Company and its subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in the Company's consolidated financial statements.

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

        As required by SFAS No. 157, financial assets and financial liabilities recorded on the consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:

        Level 1—financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access, as well as certain U.S. Treasury securities that are highly liquid and are actively traded.

        Level 2—financial assets and financial liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        Level 3—financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow ("DCF") methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Determination of Fair Value

        Under SFAS No. 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore are based primarily upon management's own estimates, are calculated based upon the Company's pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the fair value amounts may not be realized in an actual sale or immediate settlement of the asset or liability.

        Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

        Investment securities classified as trading and available for sale are carried at fair value. Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities, GSE securities, and certain commercial mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include certain CMBS, ABS and CDOs. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain residual interests in securitizations and other less liquid investment securities.

Loans Held for Sale

        In connection with the adoption of SFAS No. 159, the Company elected to account for its loans held for sale at fair value. This allows the offsetting of the changes in fair value of the loans and the derivative instruments used to economically hedge such loans without the administrative burden of complying with the stringent requirements for hedge accounting under SFAS No. 133. The fair values of the Company's loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including updated securitization spreads where appropriate, interest rates, whole loan spreads for each property type based on loan-to-cost ratios of collateral and other factors, and bids or indications provided by market participants on specific loans

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

that are actively marketed for sale. In addition, the impact of potential extensions, interest-rate floors and unfunded commitments on the Company's floating rate loan portfolio are taken into consideration when determining the fair value for each loan. The Company also considers changes in borrowers' credit status and the fair value of collateral in estimating the fair value of certain loans. Although the Company bases its loan valuations on observable inputs to the extent possible, the valuations are estimates. Changes in market conditions, borrower credit-worthiness and collateral values between the dates of management's estimates and the dates of disposition of the loans can have a significant impact on the amounts ultimately realized upon disposition. Due to significant use of unobservable pricing inputs, the majority of the Company's loans held for sale as of June 30, 2008 are classified within Level 3 of the valuation hierarchy.

        As of June 30, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $5.9 billion and an aggregate unpaid principal balance of $6.2 billion. Interest income on these loans continues to be recorded as a component of interest income in the consolidated statement of operations. Net realized and unrealized losses of $73.7 million and $401.2 million resulting from the changes in fair value of loans held for sale were recorded during the three and six months ended June 30, 2008, respectively, and reported as a component of net (losses) on loans in the condensed consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company no longer defers recognition of placement fees and direct loan origination costs with respect to its loans held for sale because such loans are carried at fair value. Previously, placement fees and direct loan origination costs were deferred as part of the carrying amount of the loans and recognized as a component of the net gain or loss on sale of such loans.

Equity Investments

        Substantially all of the Company's equity investments are accounted for under the equity method. The Company did not elect the fair value option under SFAS No. 159 for its equity investments. The Company may elect the fair value option for certain new equity investments on an instrument-by-instrument basis going forward. When such investments are made, the Company will consider facts and circumstances available to estimate the fair value of such equity investments and employ DCF models. In arriving at the fair value, the Company will obtain observable market data, including data on the underlying investments that highlights competitive market conditions affecting occupancy projections, current rental rates and growth prospects, current expense rates, capital improvement needs and certain market pricing parameters of similar quality properties. In addition, the Company will consider access to and need for capital, qualitative assessments of the viability of the investees, evaluation of available financial statements of the investees and prospects for their future. When appropriate, the changes in the fair value of these investments will be reported as a component of equity in income (loss) of joint ventures and partnerships in the consolidated statement of operations.

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

Derivative Instruments

        Derivative instruments are carried at fair value. Exchange-traded derivative instruments that are valued using quoted market prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the majority of the Company's derivative instruments are valued using internally developed models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. Such derivatives may include unfunded fixed-rate loan commitments.

Deposit Liabilities—Brokered CDs

        In connection with the adoption of SFAS No. 159, the Company elected to account for its Brokered CDs at fair value. To estimate the fair value of Brokered CDs, cash flows are evaluated taking into consideration any embedded derivative features and then discounted using the appropriate market rates for the applicable maturities. Brokered CDs are classified within Level 2 of the valuation hierarchy because the valuation inputs are primarily based on readily observable pricing information.

        The fair value option for Brokered CDs allows the offsetting of the changes in fair value of the Brokered CDs and the derivative instruments used to economically hedge such deposits without the administrative burden of complying with the stringent requirements for hedge accounting under SFAS No. 133. Interest expense on these Brokered CDs continues to be recorded as a component of interest expense in the consolidated statement of operations. Net gains of $22.5 million and $11.3 million resulting from the changes in fair value of these deposits were recorded during the three and six months ended June 30, 2008, respectively, and reported as a component of other gains, net in the condensed consolidated statement of operations.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option (in thousands):

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2008
Assets:
Investment securities:
Trading	$—	$55,300	$102,566	$—	$157,866
Available for sale	38,783	235,433	650,951	—	925,167
Loans held for sale(1)	—	821,560	5,034,261	—	5,855,821
Derivative assets	2,106	149,668	1,719	(48,297)	105,196

Total assets	$40,889	$1,261,961	$5,789,497	$(48,297)	$7,044,050

Liabilities:
Deposit liabilities—Brokered CDs	$—	$4,450,687	$—	$—	$4,450,687
Derivative liabilities	18,542	26,728	1,422	10,532	57,224

Total liabilities	$18,542	$4,477,415	$1,422	$10,532	$4,507,911

Note:

(1)
Excludes $37.5 million of loans held for sale in the Philippines as of June 30, 2008 for which the Company did not elect the fair value option.

        With respect to the Company's loans held for sale for which the fair value option has been elected, the aggregate fair value of loans that were 90 days or more past due totaled $41.5 million of which the aggregate unpaid principal balance of such loans exceeded fair value by $13.2 million; and the aggregate fair value of loans in nonaccrual status totaled $109.0 million of which the aggregate unpaid principal balance of such loans exceeded fair value by $65.9 million.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in fair value of the Company's Level 3 financial assets and financial liabilities for the three months ended June 30, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of March 31, 2008	$110,979	$701,562	$7,272,175	$5,964	$8,090,680
Purchases, issuances, sales and settlements	(3,092)	(14,533)	(2,148,682)	—	(2,166,307)
Total net realized/unrealized losses:
Included in earnings	(5,313)	(3,167)	(73,857)	(5,044)	(87,381)
Included in other comprehensive income	(8)	(32,911)	(15,356)	—	(48,275)
Net transfers out of Level 3	—	—	(19)	(623)	(642)

Ending balance as of June 30, 2008	$102,566	$650,951	$5,034,261	$297	$5,788,075

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of June 30, 2008	$(5,313)	$(3,164)	$(100,287)	$(5,044)	$(113,808)

        The following table summarizes the changes in fair value of the Company's Level 3 financial assets and financial liabilities for the six months ended June 30, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of December 31, 2007	$126,878	$675,254	$7,508,926	$3,567	$8,314,625
Transition adjustment	—	—	1,911	—	1,911

Beginning balance as of January 1, 2008	126,878	675,254	7,510,837	3,567	8,316,536
Purchases, issuances, sales and settlements	(1,695)	(11,557)	(2,335,673)	—	(2,348,925)
Total net realized/unrealized gains (losses):
Included in earnings	(23,149)	(8,058)	(392,369)	(3,089)	(426,665)
Included in other comprehensive income	532	(4,688)	197,098	—	192,942
Net transfers in to/(out of) Level 3	—	—	54,368	(181)	54,187

Ending balance as of June 30, 2008	$102,566	$650,951	$5,034,261	$297	$5,788,075

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held as of June 30, 2008	$(23,131)	$(8,055)	$(273,237)	$(3,090)	$(307,513)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        The tables above summarize the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2008. Level 3 financial assets presented in the tables include investment securities classified as trading and available for sale, loans held for sale, and net derivatives. These instruments were valued using pricing models and DCF models that incorporate assumptions, which in management's judgment, reflect the assumptions a marketplace participant would use.

        Certain financial assets are measured at fair value on a nonrecurring basis. The carrying value of certain impaired loans held for investment is primarily based on (i) the appraised value of the underlying collateral less estimated selling costs or (ii) the present value of expected future cash flows, which often results in significant assumptions and input with respect to the determination of fair value (Level 3). The following table presents the changes in carrying value of those assets measured at fair value on a nonrecurring basis, for which impairment was recognized for the three and six months ended June 30, 2008 (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008	Total (losses) for the three months ended June 30, 2008	Total (losses) for the six months ended June 30, 2008
Loans held for investment	$—	$—	$15,371	$15,371	$(5,298)	$(9,139)

        During the three months ended June 30, 2008, loans held for investment with a carrying amount of $11.3 million were written down to their fair value of $6.9 million, less costs to sell of $0.9 million (or $6.0 million), resulting in a loss of $5.3 million. During the six months ended June 30, 2008, loans held for investment with a carrying amount of $24.5 million were written down to their fair value of $16.8 million, less costs to sell of $1.4 million (or $15.4 million), resulting in a loss of $9.1 million. These losses were recorded as an increase to the allowance for loan losses.

        SFAS No. 159 requires that the difference between the carrying value of the financial instrument before the election of the fair value option and the fair value of the instrument be recorded as an adjustment to beginning retained earnings in the period of adoption. The following table summarizes the impact of adopting the fair value option on January 1, 2008. Amounts shown represent the carrying value of the affected financial instruments before and after the change in accounting resulting from the adoption of SFAS No. 159 (in thousands):

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

Notes:

(1)
Excludes $39.6 million of loans held for sale in the Philippines as of December 31, 2007 for which the Company did not elect the fair value option.

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

        In contemplation of the adoption of SFAS No. 159, the Company discontinued fair value hedge accounting for its pools of fixed rate loans held for sale in late 2007. Also in 2007, the Company terminated its interest rate swaps (cash flow hedges) associated with a portion of the escrow funds maintained and managed by Escrow Bank USA ("Escrow Bank"), a wholly-owned subsidiary of the Company.

16. Stock-Based Compensation

        In connection with the Sponsor Transactions, the Company implemented a stock option award program which provides Management Stockholders with the option to purchase additional shares of common stock at a specified price, once certain time-based and performance-based vesting conditions are met. These stock options are generally granted on five-year graded vesting schedules with certain requisite service conditions. The options expire ten years after the grant date. Certain of these stock options become vested if the Company achieves specific annual performance targets.

        The following table summarizes stock option activity and related information for the six months ended June 30, 2008 (number of options in thousands):

	Six months ended June 30, 2008
	Number of Options	Weighted average exercise price per share
Options outstanding as of the beginning of the period	44,731	$5.04
Options granted	409	6.10
Options exercised	—	—
Options forfeited	2,872	5.07
Options cancelled	661	5.00
Options expired	—	—

Options outstanding as of the end of the period	41,607	$5.05

Options exercisable as of the end of the period	15,417	$5.01

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Stock-Based Compensation (Continued)

        Time-based options relating to 7.9 million shares of common stock vested during the six months ended June 30, 2008, of which time-based options relating to 7.7 million shares were exercisable as of June 30, 2008.

        There were 9.4 million and 6.5 million shares available for future grants of options as of June 30, 2008 and December 31, 2007, respectively.

        The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 was $1.96. The fair value of the option awards was measured as of the grant date and estimated through a Black-Scholes option-pricing model. Because the Company's common stock is not traded publicly, certain assumptions were determined using appropriate industry sector benchmarks.

        The Company recorded $1.8 million (net of tax benefit of $2.0 million) and $1.9 million (net of tax benefit of $1.3 million) in compensation expense associated with the vesting of time-based options for the three months ended June 30, 2008 and 2007, respectively, and $6.0 million (net of tax benefit of $4.5 million) and $5.6 million (net of tax benefit of $3.4 million) for the six months ended June 30, 2008 and 2007, respectively. No compensation expense has been recognized in 2008 or 2007 for performance-based options because the performance criteria have not been met. There was $36.6 million of unrecognized compensation expense related to non-vested option awards as of June 30, 2008, including performance-based option awards. This cost is expected to be recognized over a weighted average period of 2.6 years.

17. Guarantees

        In the ordinary course of business, the Company issues various guarantees. The Company's outstanding guarantees as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008		December 31, 2007
	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Agency/construction lending guarantees	$294,360	$992	$407,738	$2,089
Agency loans sold with recourse	638,348	16,420	543,462	13,917
Other third party guarantees	272,416	—	272,771	—

Total	$1,205,124	$17,412	$1,223,971	$16,006

18. Commitments and Contingent Liabilities

        The Company holds variable interests in syndicated affordable housing partnerships where the Company provides unaffiliated investors with a guaranteed yield on their investment. These partnerships are reflected in the Company's consolidated financial statements under the financing method in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The Company's maximum exposure to loss as of June 30, 2008 was $1.7 billion.

        The Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of June 30, 2008, after consultation with counsel, it is the opinion of management that potential liability arising from pending

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

18. Commitments and Contingent Liabilities (Continued)

litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

19. Related Party Transactions

        The Company has entered into a number of related party transactions in conjunction with its business as more fully discussed in Note 23 to its 2007 audited consolidated financial statements. A number of these transactions arose in connection with the Sponsor Transactions, such as the annual management fees paid to the Sponsors and GMAC; transaction fees paid to certain members of the Sponsors related to the issuance of debt including the Company's senior credit facility and bridge loan; and interest paid to GMAC in connection with the Company's junior subordinated debentures. The Company's related party transactions also include the following transactions, made in the ordinary course of business, with entities that may be owned or sponsored by either members or affiliates of the Sponsors or by entities affiliated with our directors: commercial mortgage loans, purchases and sales of real estate-related investments, and derivative transactions. Related party transactions also include debt financing arrangements with equity method investees; servicing of dealership loans owned by an affiliate of GMAC; sale of businesses to and facility leasing arrangements with former employees; and certain expense reimbursements made to the Chief Executive Officer. The financial impacts related to these transactions have been properly reflected in the Company's condensed consolidated financial statements. The Company has not entered into any additional material related party transactions subsequent to December 31, 2007.

20. Segment Information

        The operating results for the Company's six reportable business segments have been determined in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires presentation of business segments based upon a company's organization and internal reporting of operating results to the company's chief operating decision maker. The Company's chief operating decision maker is its Chief Executive Officer. The accounting policies of the Company's business segments are the same as those described in Note 3, except that disaggregated results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in the operating-decision process. Material intersegment transactions have been eliminated in consolidation.

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information (Continued)

        The following table summarizes the financial results for the Company's reportable business segments for the three months ended June 30, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$84,829	$686	$(3,695)	$2,132	$5,693	$3,095	$(40,163)	$52,577
Noninterest income	44,863	(27,559)	76,008	13,570	(35,973)	(4,406)	49,512	116,015

Total revenue	129,692	(26,873)	72,313	15,702	(30,280)	(1,311)	9,349	168,592
Provision for loan losses	8,043	—	—	2,559	(591)	—	379	10,390

Net revenue	121,649	(26,873)	72,313	13,143	(29,689)	(1,311)	8,970	158,202
Noninterest expense	47,691	7,054	45,877	22,585	14,984	9,794	51,950	199,935

Income (loss) before minority interest and income taxes	73,958	(33,927)	26,436	(9,442)	(44,673)	(11,105)	(42,980)	(41,733)
Minority interest income (expense)	6,014	12,909	—	(3,621)	—	—	8,875	24,177

Income (loss) before income taxes	$79,972	$(21,018)	$26,436	$(13,063)	$(44,673)	$(11,105)	$(34,105)	$(17,556)

Total assets at end of period	$12,815,732	$1,041,167	$899,785	$2,852,320	$822,914	$951,009	$1,968,461	$21,351,388

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information (Continued)

        The following table summarizes the financial results for the Company's reportable business segments for the three months ended June 30, 2007 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$58,818	$1,523	$(4,254)	$13,270	$9,872	$1,957	$(6,192)	$74,994
Noninterest income	73,730	79,056	107,501	14,730	57,838	1,516	(90,795)	243,576

Total revenue	132,548	80,579	103,247	28,000	67,710	3,473	(96,987)	318,570
Provision for loan losses	(71)	(12)	39	(127)	(1,242)	59	6,745	5,391

Net revenue	132,619	80,591	103,208	28,127	68,952	3,414	(103,732)	313,179
Noninterest expense	75,867	19,408	52,820	24,069	20,822	7,710	(11,561)	189,135

Income (loss) before minority interest and income taxes	56,752	61,183	50,388	4,058	48,130	(4,296)	(92,171)	124,044
Minority interest income (expense)	4,704	(8,075)	—	678	—	—	26,033	23,340

Income (loss) before income taxes	$61,456	$53,108	$50,388	$4,736	$48,130	$(4,296)	$(66,138)	$147,384

Total assets at end of period	$11,077,086	$1,300,971	$898,513	$2,207,728	$3,038,094	$1,168,683	$2,625,050	$22,316,125

        The following table summarizes the financial results for the Company's business segments for the six months ended June 30, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$162,854	$1,305	$(7,782)	$9,496	$10,545	$802	$(63,540)	$113,680
Noninterest income	(29,874)	(10,070)	155,121	16,929	(279,555)	713	69,527	(77,209)

Total revenue	132,980	(8,765)	147,339	26,425	(269,010)	1,515	5,987	36,471
Provision for loan losses	13,011	—	—	5,384	(633)	—	257	18,019

Net revenue	119,969	(8,765)	147,339	21,041	(268,377)	1,515	5,730	18,452
Noninterest expense	95,561	20,423	97,650	49,676	22,898	18,415	103,922	408,545

Income (loss) before minority interest and income taxes	24,408	(29,188)	49,689	(28,635)	(291,275)	(16,900)	(98,192)	(390,093)
Minority interest income (expense)	14,620	8,674	—	(3,547)	—	—	19,928	39,675

Income (loss) before income taxes	$39,028	$(20,514)	$49,689	$(32,182)	$(291,275)	$(16,900)	$(78,264)	$(350,418)

Total assets at end of period	$12,815,732	$1,041,167	$899,785	$2,852,320	$822,914	$951,009	$1,968,461	$21,351,388

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information (Continued)

        The following table summarizes the financial results for the Company's business segments for the six months ended June 30, 2007 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$119,899	$6,443	$(7,716)	$26,358	$19,001	$(1,646)	$(3,791)	$158,548
Noninterest income	184,814	173,178	207,099	81,918	86,533	50,320	(96,290)	687,572

Total revenue	304,713	179,621	199,383	108,276	105,534	48,674	(100,081)	846,120
Provision for loan losses	104	539	(87)	4,352	(1,559)	1,559	6,802	11,710

Net revenue	304,609	179,082	199,470	103,924	107,093	47,115	(106,883)	834,410
Noninterest expense	145,707	48,844	105,059	46,808	30,675	23,185	24,710	424,988

Income (loss) before minority interest and income taxes	158,902	130,238	94,411	57,116	76,418	23,930	(131,593)	409,422
Minority interest income (expense)	10,146	(13,228)	—	(3,078)	—	—	20,966	14,806

Income (loss) before income taxes	$169,048	$117,010	$94,411	$54,038	$76,418	$23,930	$(110,627)	$424,228

Total assets at end of period	$11,077,086	$1,300,971	$898,513	$2,207,728	$3,038,094	$1,168,683	$2,625,050	$22,316,125

21. Regulatory Matters

        Certain subsidiaries of the Company are subject to GSE and the Department of Housing and Urban Development minimum net worth requirements. Failure to meet minimum net worth requirements can result in the initiation of certain actions by these entities that, if undertaken, could have a material adverse effect on the Company's consolidated financial statements. The Company was in compliance with these minimum net worth requirements as of June 30, 2008.

        Capmark Bank US and Escrow Bank must maintain minimum regulatory capital ratios to qualify as "well capitalized" under the capital rules of the FDIC. In addition, both banks have agreed with the FDIC to maintain a Tier 1 leverage ratio of not less than 8.0%. Recently, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and has requested permission from the FDIC to terminate its deposit insurance as of September 30, 2008. If such request is granted, Escrow Bank will no longer be subject to the capital rules of the FDIC. The following table summarizes the U.S. banks' regulatory capital ratios as of June 30, 2008 and December 31, 2007:

		June 30, 2008		December 31, 2007
	Ratios to qualify as "Well-Capitalized"	Capmark Bank US	Escrow Bank	Capmark Bank US	Escrow Bank
Leverage	5.0%	11.8%	46.3%	11.6%	61.9%
Tier 1 risk-based	6.0%	11.1%	446.5%	12.4%	387.5%
Total risk-based	10.0%	13.4%	446.5%	14.8%	387.5%

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

21. Regulatory Matters (Continued)

        Capmark Bank Europe, a wholly-owned subsidiary of the Company, is required to comply with various laws, rules and regulations in Ireland. These requirements, among others, require Capmark Bank Europe to maintain certain capital adequacy and liquidity ratios calculated in accordance with applicable laws and related accounting standards in Ireland. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company's decision to end proprietary lending in Europe, Capmark Bank Europe is commencing cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe's banking activities will be completed and the banking license will be relinquished prior to December 31, 2008. Following the relinquishment of the license, Capmark Bank Europe will no longer be required to comply with the capital adequacy and liquidity ratios described above.

        The following table summarizes Capmark Bank Europe's regulatory capital adequacy and liquidity ratios as of June 30, 2008 and December 31, 2007:

	Ratio minimum	June 30, 2008	December 31, 2007
Capital adequacy	15%	46%	64%
Liquidity	100%	124%	113%

        Capmark Securities Inc., a wholly-owned subsidiary of the Company, is subject to the SEC's minimum net capital requirements. Capmark Securities Inc.'s net capital requirement was $250,000 as of June 30, 2008 and December 31, 2007. Capmark Securities Inc.'s net capital totaled $20.9 million and $21.3 million as of June 30, 2008 and December 31, 2007, respectively.

22. Earnings per Share

        The tables below demonstrate how the Company has computed basic and diluted earnings per share. The denominator in each of the tables below includes shares of common stock issued and sold to employees and non-employee directors, which are reported as mezzanine equity in the condensed consolidated balance sheet.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income (loss)	$11,489	$89,484	$(201,370)	$264,934
Denominator:
Weighted average shares outstanding	432,263	432,177	432,602	432,493
Basic income (loss) per share	$0.03	$0.21	$(0.47)	$0.61

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

22. Earnings per Share (Continued)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	(In thousands, except per share amounts)
Diluted earnings per share
Numerator:
Net income (loss)	$11,489	$89,484	$(201,370)	$264,934
Denominator:
Weighted average shares outstanding	432,263	432,177	432,602	432,493
Effect of dilutive securities	2,231	—	—	—

Weighted average shares outstanding	434,494	432,177	432,602	432,493
Diluted income (loss) per share	$0.03	$0.21	$(0.47)	$0.61

        The calculation of diluted earnings per share for the three months ended June 30, 2008 and 2007 excludes 2.2 million and 36.0 million, respectively, anti-dilutive stock options with time-based vesting conditions. Additionally, the calculation of diluted earnings per share for the three months ended June 30, 2008 and 2007 excludes 9.5 million and 11.5 million, respectively, stock options with performance-based vesting conditions because the performance conditions had not been achieved at the end of the reporting period.

        The calculation of diluted earnings per share for the six months ended June 30, 2008 and 2007 excludes 32.1 million and 36.0 million, respectively, anti-dilutive stock options with time-based vesting conditions. Additionally, the calculation of diluted earnings per share for the six months ended June 30, 2008 and 2007 excludes 9.5 million and 11.5 million, respectively, stock options with performance-based vesting conditions because the performance conditions had not been achieved at the end of the reporting period.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information

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

Condensed Consolidating Balance Sheet
June 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$89,005	$10,047	$826,897	$—	$925,949
Investment securities—trading	—	97,840	60,026	—	157,866
Investment securities—other	—	378,306	633,257	(86,396)	925,167
Loans held for sale	—	2,048,941	4,040,026	(195,602)	5,893,365
Loans held for investment	—	937,006	6,850,756	(256,137)	7,531,625
Real estate investments	—	163	1,812,290	(523)	1,811,930
Equity investments	49,383	341,323	1,483,255	(7,278)	1,866,683
Other assets	6,664,838	1,466,060	2,118,757	(8,010,852)	2,238,803
Investment in subsidiaries	2,866,726	213,398	—	(3,080,124)	—

Total assets	$9,669,952	$5,493,084	$17,825,264	$(11,636,912)	$21,351,388

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$650,000	$555,657	$2,682,266	$(129,237)	$3,758,686
Long-term borrowings	6,330,683	—	2,236,595	(261,778)	8,305,500
Deposit liabilities	—	—	4,455,424	—	4,455,424
Real estate syndication proceeds and related liabilities	—	—	1,412,693	—	1,412,693
Other liabilities	306,547	3,464,223	5,092,559	(8,127,226)	736,103

Total liabilities	7,287,230	4,019,880	15,879,537	(8,518,241)	18,668,406

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	118,788	194,650	(13,178)	300,260
Mezzanine Equity	95,815	—	—	—	95,815
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	144,220	(145,006)	413
Other stockholders' equity	2,286,494	1,353,630	1,606,857	(2,960,487)	2,286,494

Total stockholders' equity	2,286,907	1,354,416	1,751,077	(3,105,493)	2,286,907

Total liabilities and stockholders' equity	$9,669,952	$5,493,084	$17,825,264	$(11,636,912)	$21,351,388

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$7,421	$213,661	$1,215,670	$—	$1,436,752
Investment securities—trading	21,300	98,603	65,789	—	185,692
Investment securities—other	—	373,590	635,358	(59,266)	949,682
Loans held for sale	—	2,453,401	5,582,228	(251,860)	7,783,769
Loans held for investment	—	981,655	6,123,644	(213,585)	6,891,714
Real estate investments	—	—	1,748,555	—	1,748,555
Equity investments	47,443	369,589	1,584,782	(17,674)	1,984,140
Other assets	8,040,133	1,505,763	2,039,532	(9,301,336)	2,284,092
Investment in subsidiaries	3,007,950	210,375	—	(3,218,325)	—

Total assets	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

Liabilities and Stockholders' Equity Liabilities:
Short-term borrowings	$408,197	$842,032	$2,679,563	$(97,155)	$3,832,637
Long-term borrowings	7,035,619	—	1,467,185	(195,118)	8,307,686
Deposit liabilities	—	—	5,554,607	(2,000)	5,552,607
Real estate syndication proceeds and related liabilities	—	—	1,563,151	—	1,563,151
Other liabilities	1,071,380	3,801,712	5,653,202	(9,457,226)	1,069,068

Total liabilities	8,515,196	4,643,744	16,917,708	(9,751,499)	20,325,149

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	113,357	230,437	(13,598)	330,196
Mezzanine Equity	102,418	—	—	—	102,418
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	124,206	(124,992)	413
Other stockholders' equity	2,506,220	1,448,750	1,723,207	(3,171,957)	2,506,220

Total stockholders' equity	2,506,633	1,449,536	1,847,413	(3,296,949)	2,506,633

Total liabilities and stockholders' equity	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Three months ended June 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$60,055	$84,005	$176,007	$(83,230)	$236,837
Interest expense	70,174	60,617	136,905	(83,436)	184,260

Net interest income	(10,119)	23,388	39,102	206	52,577
Provision for loan losses	—	(1,712)	14,645	(2,543)	10,390

Net interest income after provision for loan losses	(10,119)	25,100	24,457	2,749	42,187

Noninterest Income
Net (losses) gains	(66,943)	44,107	10,535	392	(11,909)
Fee and investment income	39	71,466	47,127	9,292	127,924

Total noninterest income	(66,904)	115,573	57,662	9,684	116,015

Net revenue	(77,023)	140,673	82,119	12,433	158,202

Noninterest Expense
Compensation and benefits	(40)	52,048	24,416	—	76,424
Other expenses	13,869	62,654	23,853	23,135	123,511

Total noninterest expense	13,829	114,702	48,269	23,135	199,935

(Loss) income before minority interest and income taxes	(90,852)	25,971	33,850	(10,702)	(41,733)
Minority interest income	—	5,991	18,673	(487)	24,177

(Loss) income before income taxes	(90,852)	31,962	52,523	(11,189)	(17,556)
Income taxes	(52,191)	10,011	14,493	(1,358)	(29,045)

(Loss) income before equity in net earnings (losses) of subsidiaries	(38,661)	21,951	38,030	(9,831)	11,489
Equity in net earnings (losses) of subsidiaries	50,150	(24,610)	—	(25,540)	—

Net Income (Loss)	$11,489	$(2,659)	$38,030	$(35,371)	$11,489

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Three months ended June 30, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$104,214	$156,848	$217,881	$(197,668)	$281,275
Interest expense	110,967	125,267	175,727	(205,680)	206,281

Net interest income	(6,753)	31,581	42,154	8,012	74,994
Provision for loan losses	—	(1,439)	5,273	1,557	5,391

Net interest income after provision for loan losses	(6,753)	33,020	36,881	6,455	69,603

Noninterest Income
Net (losses) gains	(12,229)	5,507	10,599	(2,623)	1,254
Fee and investment income	20,633	151,228	150,562	(80,101)	242,322

Total noninterest income	8,404	156,735	161,161	(82,724)	243,576

Net revenue	1,651	189,755	198,042	(76,269)	313,179

Noninterest Expense
Compensation and benefits	(65)	46,408	42,292	(152)	88,483
Other expenses	7,340	99,601	69,562	(75,851)	100,652

Total noninterest expense	7,275	146,009	111,854	(76,003)	189,135

(Loss) income before minority interest and income taxes	(5,624)	43,746	86,188	(266)	124,044
Minority interest income	—	—	15,957	7,383	23,340

(Loss) income before income taxes	(5,624)	43,746	102,145	7,117	147,384
Income taxes	258	16,337	34,772	6,533	57,900

(Loss) income before equity in net earnings (losses) of subsidiaries	(5,882)	27,409	67,373	584	89,484
Equity in net earnings (losses) of subsidiaries	95,366	(13,967)	—	(81,399)	—

Net Income	$89,484	$13,442	$67,373	$(80,815)	$89,484

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Six months ended June 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$137,681	$192,527	$379,784	$(196,177)	$513,815
Interest expense	173,537	127,540	295,172	(196,114)	400,135

Net interest income	(35,856)	64,987	84,612	(63)	113,680
Provision for loan losses	—	(6,253)	26,857	(2,585)	18,019

Net interest income after provision for loan losses	(35,856)	71,240	57,755	2,522	95,661

Noninterest Income
Net (losses)	(295,025)	(19,704)	(46,687)	(147)	(361,563)
Fee and investment income	1,221	139,066	137,977	6,090	284,354

Total noninterest income	(293,804)	119,362	91,290	5,943	(77,209)

Net revenue	(329,660)	190,602	149,045	8,465	18,452

Noninterest Expense
Compensation and benefits	(40)	116,047	50,054	—	166,061
Other expenses	21,426	138,021	68,250	14,787	242,484

Total noninterest expense	21,386	254,068	118,304	14,787	408,545

(Loss) income before minority interest and income taxes	(351,046)	(63,466)	30,741	(6,322)	(390,093)
Minority interest income	—	14,793	25,326	(444)	39,675

(Loss) income before income taxes	(351,046)	(48,673)	56,067	(6,766)	(350,418)
Income taxes	(149,317)	(19,827)	13,698	6,398	(149,048)

(Loss) income before equity in net earnings (losses) of subsidiaries	(201,729)	(28,846)	42,369	(13,164)	(201,370)
Equity in net earnings (losses) of subsidiaries	359	(46,595)	—	46,236	—

Net (Loss) Income	$(201,370)	$(75,441)	$42,369	$33,072	$(201,370)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Six months ended June 30, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$217,090	$296,886	$403,727	$(339,011)	$578,692
Interest expense	218,082	242,414	301,933	(342,285)	420,144

Net interest income	(992)	54,472	101,794	3,274	158,548
Provision for loan losses	—	307	10,172	1,231	11,710

Net interest income after provision for loan losses	(992)	54,165	91,622	2,043	146,838

Noninterest Income
Net (losses) gains	(16,661)	105,920	77,113	14,224	180,596
Fee and investment income	27,468	264,441	305,718	(90,651)	506,976

Total noninterest income	10,807	370,361	382,831	(76,427)	687,572

Net revenue	9,815	424,526	474,453	(74,384)	834,410

Noninterest Expense
Compensation and benefits	(137)	139,792	69,068	(211)	208,512
Other expenses	14,202	167,351	132,504	(97,581)	216,476

Total noninterest expense	14,065	307,143	201,572	(97,792)	424,988

(Loss) income before minority interest and income taxes	(4,250)	117,383	272,881	23,408	409,422
Minority interest income	—	—	1,722	13,084	14,806

(Loss) income before income taxes	(4,250)	117,383	274,603	36,492	424,228
Income taxes	(1,596)	43,037	99,899	17,954	159,294

(Loss) income before equity in net earnings of subsidiaries	(2,654)	74,346	174,704	18,538	264,934
Equity in net earnings of subsidiaries	267,588	33,758	—	(301,346)	—

Net Income	$264,934	$108,104	$174,704	$(282,808)	$264,934

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$577,814	$49,361	$706,363	$39,758	$1,373,296

Investing Activities
Net (increase) decrease in restricted cash	—	(429)	32,871	—	32,442
Net (increase) decrease in investment securities—other	—	(22,245)	5,961	18,048	1,764
Net decrease (increase) in mortgage loans held for investment	—	29,321	(705,075)	40,147	(635,607)
Net (increase) in real estate investments	—	(163)	(13,834)	69	(13,928)
Net (increase) in equity investments	(195)	(96)	(15,934)	(35,542)	(51,767)
Other investing activities, net	—	(14,073)	(2,995)	(1)	(17,069)

Net cash (used in) investing activities	(195)	(7,685)	(699,006)	22,721	(684,165)

Financing Activities
Net increase (decrease) in short-term borrowings	236,915	(260,322)	(70,710)	(58,174)	(152,291)
Net (decrease) increase in long-term borrowings	(700,599)	—	720,957	(4,481)	15,877
Net (decrease) in deposit liabilities	—	—	(1,100,507)	2,000	(1,098,507)
Real estate syndication proceeds received	—	—	33,197	—	33,197
Other financing activities, net	(32,360)	14,986	42,238	(1,824)	23,040

Net cash (used in) financing activities	(496,044)	(245,336)	(374,825)	(62,479)	(1,178,684)

Effect of Foreign Exchange Rates on Cash	9	(383)	11,566	—	11,192

Net Increase (Decrease) in Cash and Cash Equivalents	81,584	(204,043)	(355,902)	—	(478,361)
Cash and Cash Equivalents, Beginning of Period	7,421	205,785	991,271	—	1,204,477

Cash and Cash Equivalents, End of Period	$89,005	$1,742	$635,369	$—	$726,116

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(220,698)	$696,048	$(2,393,972)	$16,419	$(1,902,203)

Investing Activities
Net decrease (increase) in restricted cash	—	26,508	(23,852)	—	2,656
Net decrease (increase) in investment securities—other	33,399	(345,246)	677,895	(110,278)	255,770
Net decrease in mortgage loans held for investment	—	143,707	461,776	17,243	622,726
Net decrease (increase) in real estate investments	—	3,143	(350,552)	(2,119)	(349,528)
Net decrease (increase) in equity investments	41,577	(150,348)	(191,116)	90,699	(209,188)
Other investing activities, net	(3,156)	(51,059)	11,199	(445)	(43,461)

Net cash provided by (used in) investing activities	71,820	(373,295)	585,350	(4,900)	278,975

Financing Activities
Net (decrease) increase in short-term borrowings	(570,104)	215,157	463,200	28,424	136,677
Net increase (decrease) in long-term borrowings	501,170	(727,850)	(601,222)	39,690	(788,212)
Net increase in deposit liabilities	—	—	2,032,449	125,000	2,157,449
Real estate syndication proceeds received	—	—	181,584	—	181,584
Other financing activities, net	92,836	192,221	(117,618)	(79,547)	87,892

Net cash provided by (used in) financing activities	23,902	(320,472)	1,958,393	113,567	1,775,390

Effect of Foreign Exchange Rates on Cash	11	64	9,686	—	9,761

Net (Decrease) Increase in Cash and Cash Equivalents	(124,965)	2,345	159,457	125,086	161,923
Cash and Cash Equivalents, Beginning of Period	125,228	6,765	318,939	(125,128)	325,804

Cash and Cash Equivalents, End of Period	$263	$9,110	$478,396	$(42)	$487,727

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used herein, the terms "we," "us" and "our" refer to Capmark and its subsidiaries as a consolidated group, except where it is clear that the term means only Capmark.

        Our "Management's Discussion and Analysis of Financial Condition and Results of Operations" is organized as follows:

  •
  Overview.  This section provides a general description of our business and our organization into six business segments.

  •
  Understanding Our Financial Results.  This section presents an overview of the drivers of our financial results.

  •
  Outlook and Recent Trends.  This section discusses recent adverse events in the debt and capital markets and their impact on companies such as ours.

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

  •
  Liquidity and Capital Resources.  This section provides an analysis of our liquidity and cash flows and discusses our asset sale capabilities, credit ratings, financing arrangements, and our available funding sources.

  •
  Commitments and Contractual Obligations.  This section discusses various commitments and contractual obligations relating to our business.

  •
  Guarantees and Off-Balance Sheet Transactions.  This section discusses guarantees and other off-balance sheet transactions to which we have been party.

  •
  Credit Risk Management.  This section describes our credit risk management approach, including a discussion of our loan portfolio diversification, single risk exposures and non-performing assets.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify these statements by our use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These statements are based on management's current expectations and beliefs but are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among others, adverse changes in debt and capital markets conditions, which may adversely impact our access to capital on acceptable terms or the value or salability of our real estate related investments; interest rate and credit spread fluctuations; adverse changes in commercial real estate markets; changes in general economic and business conditions, which will, among other things, affect the amounts we may earn on products and services and the availability and credit worthiness of our customers; changes in applicable laws and regulations;

risks posed by our competition; currency risks and other risks associated with international markets. In addition, other risks and uncertainties that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under "Risk Factors" in our prospectus filed with the SEC in accordance with Rule 424(b)(3) of the Securities Act on July 15, 2008.

        Such forward-looking statements are made only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or changes in events, conditions, or circumstances on which any such statement is based.

Overview

        We are a leading commercial real estate finance company that operates in North America, Asia and Europe in three core business lines: commercial real estate lending and mortgage banking; investments and funds management; and servicing. As commercial real estate finance specialists, we provide our borrowers, investors and other customers with a broad range of commercial real estate financial products and services, which we strive to tailor to our customers' particular needs. As of June 30, 2008, we had more than 2,000 employees located in 55 offices worldwide.

        We originated $5.5 billion and $16.6 billion in aggregate principal amount of financing during the six months ended June 30, 2008 and 2007, respectively. Our global primary, master and special servicing portfolio included more than 52,000 loans with an aggregate outstanding principal balance of $373.2 billion as of June 30, 2008 compared to $371.7 billion as of December 31, 2007. Real estate related assets under management were approximately $10.1 billion as of June 30, 2008 compared to $10.3 billion as of December 31, 2007. As of June 30, 2008, our total assets were $21.4 billion and our stockholders' equity was $2.3 billion.

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

  1.
  North American Lending and Mortgage Banking;

  2.
  North American Investments and Funds Management;

  3.
  North American Servicing;

  4.
  Asian Operations;

  5.
  European Operations; and

  6.
  North American Affordable Housing.

        To focus on allocating capital effectively and enhancing our liquidity position, we have significantly reduced our Asian proprietary lending and investing activities. We have also curtailed our European lending activities starting in the fourth quarter of 2007 and have sold a large portion of our European loan portfolio in April 2008. We are focusing our efforts in Asia and Europe on managing our existing loan and investment portfolios and enhancing our fee for services businesses. To reflect the decreased level of activities, we have also reduced staffing levels in both segments.

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

        Our segment results have been prepared using a reporting methodology that is different from the reporting methodology used in our consolidated financial statements and, as a result, are not directly comparable to our consolidated results. In particular:

  •
  Corporate Functions, Allocation of Interest Expense and Immaterial Businesses. Our segment results do not reflect the expenses of our corporate administrative and support functions, which generally consist of personnel related expenses for our corporate finance, legal, human resources, information technology, risk management and internal audit departments. These expenses are included in "Corporate and Other" for purposes of segment reporting. Interest expense on our debt is allocated to business segments but does not result in a full allocation of the expense. Any unallocated interest expense is included within "Corporate and Other" for purposes of our segment reporting. The methodology for allocation of interest expense is based on business segment balance sheets, in which debt is allocated based on the difference between total segment assets and total segment economic capital. We apply a cost of funds to this implied debt amount, which generally varies based upon the risk of the underlying assets. Lastly, certain immaterial operating business results are also included in "Corporate and Other" rather than in our segment results.

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

  •
  Deferral of Placement Fees.  In connection with the adoption of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," on January 1, 2008, we no longer defer recognition of placement fees and direct loan origination costs with respect to our loans held for sale because such loans are carried at fair value. We continue to defer recognition of placement fees and direct loan origination costs (primarily compensation and benefits) with respect to our loans held for investment. The deferral of these fees and costs has the effect of reducing the amount of placement fee revenue and noninterest expense, respectively, that we report in our consolidated statement of operations. The resulting net deferred revenue or cost for each loan held for investment is recognized as a component of interest income over the contractual life of the loan. For purposes of our segment reporting, we recognize the full amount of placement fees as noninterest income and the full amount of direct loan origination costs as a component of noninterest expense. The net difference between deferred fees and costs (which can be net deferred revenue or net deferred costs for any particular period) is presented for segment reporting purposes as a component of the segment's noninterest expense. While the use of different accounting methodologies results in the recognition of different levels of noninterest income and noninterest expense during an accounting period, the income before income taxes presented for segment reporting purposes and in our consolidated financial statements is the same.

        The following tables present summary financial information for each of our six business segments as of the dates and for the periods indicated. The tables also present reconciling amounts that are included in "Corporate and Other" to reconcile management's reporting of our segment financial information to amounts included in our consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Revenue(1):
North American Lending and Mortgage Banking	$121,649	$132,619	$119,969	$304,609
North American Investments and Funds Management	(26,873)	80,591	(8,765)	179,082
North American Servicing	72,313	103,208	147,339	199,470
Asian Operations	13,143	28,127	21,041	103,924
European Operations	(29,689)	68,952	(268,377)	107,093
North American Affordable Housing	(1,311)	3,414	1,515	47,115

Subtotal	149,232	416,911	12,722	941,293
Corporate and Other:
Corporate functions and immaterial businesses	5,524	(11,765)	7,582	3,284
Consolidated affordable housing partnerships	7,413	(10,378)	8,485	5,930
Push down accounting adjustments	4,901	(20,720)	6,937	(23,045)
Eliminations and other adjustments	(5,912)	(8,496)	(10,954)	(10,901)
Deferral of placement fees	(2,956)	(52,373)	(6,320)	(82,151)

Total Corporate and Other	8,970	(103,732)	5,730	(106,883)

Consolidated amount	$158,202	$313,179	$18,452	$834,410

(Loss) Income Before Income Taxes:
North American Lending and Mortgage Banking	$79,972	$61,456	$39,028	$169,048
North American Investments and Funds Management	(21,018)	53,108	(20,514)	117,010
North American Servicing	26,436	50,388	49,689	94,411
Asian Operations	(13,063)	4,736	(32,182)	54,038
European Operations	(44,673)	48,130	(291,275)	76,418
North American Affordable Housing	(11,105)	(4,296)	(16,900)	23,930

Subtotal	16,549	213,522	(272,154)	534,855
Corporate and Other:
Corporate functions and immaterial businesses	(29,886)	(36,260)	(70,208)	(68,830)
Push down accounting adjustments	(4,219)	(29,878)	(8,056)	(41,797)

Total Corporate and Other	(34,105)	(66,138)	(78,264)	(110,627)

Consolidated amount	$(17,556)	$147,384	$(350,418)	$424,228

	June 30, 2008	December 31, 2007
Total Assets:
North American Lending and Mortgage Banking	$12,815,732	$12,159,800
North American Investments and Funds Management	1,041,167	1,050,576
North American Servicing	899,785	894,259
Asian Operations	2,852,320	2,789,044
European Operations	822,914	3,068,097
North American Affordable Housing	951,009	1,084,783

Subtotal	19,382,927	21,046,559
Corporate and Other:
Corporate functions and immaterial businesses	526,518	489,093
Consolidated affordable housing partnerships	1,241,796	1,508,608
Push down accounting adjustments	200,147	220,136

Total Corporate and Other	1,968,461	2,217,837

Consolidated amount	$21,351,388	$23,264,396

Note:

(1)
Net revenue is calculated as net interest income plus noninterest income less provision for loan losses.

Understanding Our Financial Results

        As a commercial real estate finance company, our ability to generate income and cash flow is highly dependent on the volume of financing that we originate, our ability to securitize, sell, participate or otherwise finance our loans and the spreads we generate on our interest-earning assets. In addition, our financial performance is driven by, among other things, our ability to increase the size of our servicing portfolio and the amount of real estate related assets under our management. The success of our origination activities impacts our level of placement fees and net interest income and impacts the amount of loans that we have available for future sale and servicing opportunities, which in turn affects our levels of net gains or losses and fee-based income. Our ability to increase the size of our servicing portfolio, which is also driven by the level of our origination and distribution activities as well as the volume of mortgage servicing rights that we acquire, affects the level of servicing fees that we earn and income that we derive from escrow balances, each of which provide us with an important source of recurring income and which, in the case of special servicing, provides us with a source of counter-cyclical income and in the case of earnings on escrow balances, tends to partially offset the negative impact on placement fees in a rising interest rate environment. Our financial results are also dependent on the amount of assets under our management as well as on changes in the values of our real estate related assets, which impact the levels of fee-based income and net gains or losses that we recognize.

        The amount of financing that we arrange, the number of servicing opportunities that are presented to us, the spreads we generate on our interest-earning assets and the gains or losses we realize on sales of our assets are subject to various factors. These factors include availability of funding sources, cost of capital, changes in the interest rate environment, CMBS spreads, commercial real estate prices, levels of supply and demand for commercial real estate and real estate-related investments, competition in our industry and the condition of local, national and foreign economies. These factors also affect our estimates of loan losses and other items affecting expected cash flows from our assets and our related valuation of those assets. As a consequence of these factors, particularly changes in interest rates and credit spreads, activity of our business lines may be cyclical. We seek to mitigate the effects of market and other external factors on our business by maintaining a revenue base that is diversified among business activities, real estate asset classes and geographical areas. We also seek to take advantage of specific market opportunities, which may cause our results to fluctuate from period to period. For a discussion of the effects that recent market developments may have on our business activities, see "—Outlook and Recent Trends."

Outlook and Recent Trends

        The difficult conditions in the financial markets have continued throughout the first two quarters of 2008. During these periods, the U.S., European and Asian economies experienced widening credit spreads (which relate to our cost of funds), de-leveraging, volatility in the markets and declining asset values. There is a continuing lack of liquidity in the markets due to banks and other lending institutions tightening lending standards and restricting access to credit. Market difficulties have contributed to losses suffered by Fannie Mae and Freddie Mac and the failure of certain banks. The U.S. structured credit markets, including the CMBS and CDO markets, have remained severely limited with respect to new issuances. Although still near historic lows, delinquency rates on commercial mortgage loans have increased. These rates may continue to increase, as a result of higher energy prices, rising unemployment and lack of available credit.

        These difficult market conditions have continued to negatively affect our three core businesses. The general lack of liquidity in the debt markets has increased our average cost of capital. In response to this increase, we have decreased our proprietary lending activities which will negatively impact the growth of our servicing portfolio. The scarcity of liquidity in the market has also made it difficult for commercial real estate borrowers seeking replacement financing. The reduction of replacement financing decreases our transaction-related servicing fees and increases the average duration of our loan portfolio. The average duration of our loan portfolio may also increase as securitizations are no longer a reliable exit strategy for our loans. The growth of our special servicing portfolio may also be slowed by the lack of new CMBS issuances, decreasing our source of counter-cyclical income.

        Our real estate related investments have also experienced the effects of the unfavorable market conditions, as we continue to recognize downward changes in fair value on our portfolio of loans held for sale and investment securities. Our ability to raise new real estate funds may be constrained by the current real estate market conditions. Our expectation is that the commercial real estate markets in which we operate will continue to be stressed throughout the remainder of 2008 and into 2009 due to weaker economic conditions and reduced liquidity.

        In the United States, the U.S. Federal Reserve has responded to these market conditions by lowering the federal funds rate from a high of 5.25% in September 2007 to 2.00% in April 2008 and by providing liquidity to financial institutions through various funding programs. However, the Federal Reserve has indicated that it is unlikely to lower rates further and that it may increase rates before the end of 2008 due to concerns about inflation. Notwithstanding the Federal Reserve's measures to provide liquidity, from which Capmark Bank US has benefited, capital markets conditions remain challenging.

        In Europe, the European Central Bank ("ECB") raised rates in July 2008 to 4.25% after leaving rates unchanged at 4.00% since June 2007. Interest rates are expected to remain unchanged in the near term as the ECB reassesses its growth outlook. The ECB joined the Federal Reserve in providing liquidity to financial institutions through the term auction facility. The European market, similar to the U.S., has undergone a broad-based tightening in credit conditions. In Japan, the Bank of Japan ("BOJ") has kept its benchmark rate at 0.50%. The benchmark rate is expected to remain unchanged as the BOJ weighs upside inflation risks versus downside risks to growth. Credit conditions in Japan have not experienced the widespread tightening seen in both the U.S. and Europe.

        The challenging market conditions will continue to have an on-going impact on our business. While the Federal Reserve has taken actions to intervene and moderate the dislocation in the credit markets, it remains difficult to access credit in the capital markets, which constrains our ability to originate loans, among other things. Additionally, if Fannie Mae and Freddie Mac were to reduce or modify their lending programs, we may be unable to continue to originate and sell loans to these GSEs at current levels.

        Despite the obstacles presented in the current market environment, we believe the long-term outlook for our Company remains generally positive. Our current focus is on allocating capital effectively, enhancing our liquidity position, prudently managing our expenses and enhancing our operating efficiencies. As the disruptions to the markets persist, we will continue to manage our originations, changing composition among product types to emphasize products with better liquidity and lower funding costs, including GSE and third party originations, and commercial mortgage loans funded by Capmark Bank US. We will also continue to focus on our recurring fee businesses, such as servicing and investments and funds management.

Results of Operations

Consolidated

        The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net interest income	$52,577	$74,994	$113,680	$158,548
Noninterest income	116,015	243,576	(77,209)	687,572

Total revenue	168,592	318,570	36,471	846,120
Provision for loan losses	10,390	5,391	18,019	11,710

Net revenue	158,202	313,179	18,452	834,410
Noninterest expense	199,935	189,135	408,545	424,988

(Loss) income before minority interest and income taxes	(41,733)	124,044	(390,093)	409,422
Minority interest income	24,177	23,340	39,675	14,806

(Loss) income before income taxes	(17,556)	147,384	(350,418)	424,228
Income taxes	(29,045)	57,900	(149,048)	159,294

Net income (loss)	$11,489	$89,484	$(201,370)	$264,934

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Net income totaled $11.5 million for the three months ended June 30, 2008 compared to $89.5 million for the three months ended June 30, 2007. The current quarter earnings were negatively impacted by the continued adverse market conditions that resulted in further declines in our fee and investment income. In total, fee and investment income declined $114.4 million largely due to declines in our equity in net income of joint ventures and partnerships, trust fees, and other fees. Our equity in net income of joint ventures and partnerships declined $81.2 million due to the adverse market conditions, trust fees declined $14.2 million due to the lower interest rate environment, and other fees declined $11.5 million due to lower transaction volume. These declines were partially offset by a reduction in income tax expense due to tax benefits recognized for operational losses and from the utilization of tax credits as a result of our decision in the second quarter to hold certain un-syndicated LIHTC properties for investment.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        We incurred a net loss of $201.4 million for the six months ended June 30, 2008 compared to net income of $264.9 million for the six months ended June 30, 2007. The current year loss was attributable to net losses on loans of $399.4 million primarily resulting from changes in fair value and losses on interests in European loans that were sold in April 2008 compared to net gains on loans of $66.9 million for the six months ended June 30, 2007. In addition, the results for the six months ended June 30, 2007 included a $65.3 million non-recurring gain on the sale of a majority of our affordable housing debt platform. In total, net gains declined $542.2 million in the first half of 2008 compared to the same period of 2007. Our fee and investment income declined $222.6 million largely due to declines in our equity in net income of joint ventures and partnerships due to adverse market conditions in 2008 and performance-based asset management fees earned in the first half of 2007 that were not achieved in the comparable period of 2008. Fee and investment income also declined due to lower placement fees, trust fees, and other fees. These unfavorable variances were partly offset by a $16.4 million decrease in noninterest expense primarily attributable to lower fixed and variable compensation expense related to the decline in operating results.

  Net Interest Income

        The following table summarizes our net interest income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Interest Income	2008	2007	2008	2007
Interest income	$236,837	$281,275	$513,815	$578,692
Interest expense	184,260	206,281	400,135	420,144

Net interest income	$52,577	$74,994	$113,680	$158,548

  Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

        Net interest income totaled $52.6 million for the three months ended June 30, 2008 compared to $75.0 million for the three months ended June 30, 2007. Net interest income totaled $113.7 million for the six months ended June 30, 2008 compared to $158.5 million for the six months ended June 30, 2007. The decline was primarily due to lower average spreads on interest-earning assets and a reduction of accretion income on acquired non-performing loans year over year. The decline in spread income was largely offset by gains on interest rate hedges included in noninterest income for the three and six months ended June 30, 2008. The reduction in accretion income on acquired non-performing loans was driven by resolutions or sales of such loans and fewer acquisitions.

  Interest Income

        We earn interest income primarily from the loans that we originate and hold for sale or investment, from the accretion of income on non-performing loans that we acquire at a discount to their face value and from the investment securities that we carry on our consolidated balance sheet. The investment securities that we carry on our consolidated balance sheet consist of: beneficial interests in CMBS, ABS and CDOs; tax-exempt securities; certain Japanese securities, or "TMK securities;" securities backed by Ginnie Mae, Fannie Mae and Freddie Mac; U.S. Treasury and other securities; and securities that we acquire for short-term trading purposes. In connection with the sale of the majority of our affordable housing debt platform in February 2007, we sold a significant portion of the tax-exempt housing bonds that we owned. Unrelated to the sale of the majority of the affordable housing debt platform, we also sold $746.1 million of tax-exempt bonds related to a tender option bond program and repaid the outstanding related financing of $731.6 million in March and April 2007.

        We have both fixed and floating rate assets on our consolidated balance sheet. Our policy is to hedge the interest rate risk associated with most of our fixed rate assets through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivative instruments generally are not classified as interest income, we may experience volatility in our reported amounts of net interest income.

        The following table summarizes our sources of interest income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2008	2007	2008	2007
Loans(1)	$193,887	$219,587	$420,791	$433,076
Investment securities	20,268	18,729	41,394	45,205
Acquired non-performing loans	6,066	13,498	14,402	28,553
Assets collateralized in securitization trusts(2)	3,705	8,110	7,499	32,501
Escrow balances	5,566	9,867	13,652	17,771
Other	7,345	11,484	16,077	21,586

Total	$236,837	$281,275	$513,815	$578,692

Note:

(1)
Excluding investments in acquired non-performing loans.

(2)
Represents assets related to certain securitizations that are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to our company.

  Interest Expense

        Our interest expense consists primarily of amounts we pay third parties under our debt financing arrangements including our senior notes, interest that accrues on our deposit liabilities and interest that we are required to pay on a portion of the escrow balances with respect to which we earn trust fees or other types of income. Interest expense relating to our deposit liabilities has grown significantly in recent years as a result of an increase in the amount of Brokered CDs at Capmark Bank US. During the six months ended June 30, 2008, we increased our usage of alternative funding sources which led to a decline in the amount of Brokered CDs outstanding as of June 30, 2008 compared to December 31, 2007.

        We have both fixed and floating rate borrowings and fixed rate deposit liabilities on our consolidated balance sheet. Because our interest-earning assets are predominantly floating rate, our policy is to generally convert our fixed rate borrowings and deposit liabilities to floating rate borrowings and deposit liabilities through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivative instruments generally are not classified as interest expense, we may experience greater variability in our reported amounts of net interest income and associated gains and losses on derivative instruments.

        The following table summarizes our sources of interest expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense	2008	2007	2008	2007
Long-term borrowings	$92,913	$129,678	$200,214	$240,642
Short-term borrowings	29,889	12,957	65,369	56,199
Deposit liabilities	56,840	59,105	120,498	97,715
Collateralized borrowings in securitization trusts(2)	3,780	8,028	7,650	30,557
Other(1)	838	(3,487)	6,404	(4,969)

Total	$184,260	$206,281	$400,135	$420,144

Note:

(1)
Consists of interest that we are required to pay on a portion of our escrow balances in connection with our servicing business and interest expense relating to foreign currency and cash flow hedges, if any. Foreign currency hedges may generate either interest income or interest expense depending on interest rate differentials in various currencies.

(2)
Represents borrowings related to certain securitizations that are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to our company.

  Noninterest Income

  Net (losses) gains

        Our noninterest income includes net realized and unrealized gains and losses on loans, trading derivatives, investment securities, real estate investments and equity investments. Effective January 1, 2008, we elected to carry our loans held for sale at fair value in accordance with SFAS No. 159. Prior to January 1, 2008, we carried our loans held for sale at the lower of cost or fair value in accordance with SFAS No. 65. If we are required to write down the value of a loan that we hold for sale as a result of a decrease in the loan's fair value, we reduce our noninterest income by an amount equal to the write-down in the carrying value of the loan. This change in fair value is reported as a component of net (losses) gains on loans in our consolidated statement of operations.

        Historically we generated net gains in connection with our sales of loans through securitization and syndication activities. In recent periods, market conditions have adversely affected our ability to securitize and syndicate loans and other assets. As a result, we have incurred realized and unrealized losses. We generally expect our level of net gains and losses to continue to fluctuate from period to period.

        The following table presents information concerning our net (losses) gains for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net (Losses) Gains	2008	2007	2008	2007
Net (losses) gains on loans	$(42,217)	$(10,265)	$(399,384)	$66,942
Net (losses) gains on investments and real estate(1)	(17,258)	8,401	(28,996)	51,476
Other gains, net(2)	47,566	3,118	66,817	62,178

Total	$(11,909)	$1,254	$(361,563)	$180,596

Notes:

(1)
Relates primarily to realized and unrealized gains and losses on investment securities, equity investments and real estate investments.

(2)
Relates primarily to the changes in fair value on our Brokered CDs, the related gains and losses on the trading derivatives used to mitigate the risk associated with the change in fair value of our Brokered CDs, gains and losses associated with the revaluation of foreign currencies, gains and losses on derivative instruments used to mitigate foreign exchange risk, the net interest settlement recognized periodically on substantially all of our hedging instruments, and other miscellaneous gains and losses. For the three and six months ended June 30, 2008, other gains, net include a gain of $14.3 million on the repurchase and retirement of $100.0 million of our outstanding floating rate senior notes due 2010, and a gain of $11.4 million on the sale of certain entities utilized in our capital markets activities. For the six months ended June 30, 2007, other gains, net include a non-recurring gain of approximately $65.3 million on the sale of a majority of our affordable housing debt platform.

  Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

        Net losses totaled $11.9 million for the three months ended June 30, 2008 compared to net gains of $1.3 million for the three months ended June 30, 2007. Net losses totaled $361.6 million for the six months ended June 30, 2008 compared to net gains of $180.6 million for the six months ended June 30, 2007 due to net losses on loans of $399.4 million primarily resulting from changes in fair value and losses on interests in European loans that were sold in April 2008 compared to net gains on loans of $66.9 million for the six months ended June 30, 2007. In addition, the results for the six months ended June 30, 2007 included a $65.3 million non-recurring gain on the sale of a majority of our affordable housing debt platform.

  Fee and Investment Income

        The majority of our noninterest income is fee-based income that we earn from our three core business lines. Additionally, our noninterest income includes our allocable share of the earnings generated by our interests in joint ventures and partnerships that we account for under the equity method, which primarily consists of our (1) investments in affordable housing partnerships in the U.S., (2) investments in real estate equity investment funds in the U.S., (3) investments in real estate projects, joint ventures and real estate equity investment funds in Europe, and (4) investments in non-performing commercial loan and real estate joint ventures principally in Asia. Our noninterest income also includes real estate investment income (generally net rental income) that is generated by investments in real property that we are required to consolidate under GAAP and includes properties located in Asia and certain properties owned by our lower-tier LIHTC partnerships.

        The following table summarizes our sources of fee and investment income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Fee and Investment Income	2008	2007	2008	2007
Mortgage servicing fees	$46,062	$48,937	$100,272	$104,151
Placement fees	17,842	18,442	35,472	41,375
Investment banking fees(1)	4,409	7,854	10,956	19,363
Structuring fees and investment syndication income(1)	10,695	7,769	17,971	12,488
Asset management fees	20,452	21,749	39,215	66,078
Trust fees	31,332	45,579	66,714	87,299
Other fees	2,472	13,998	5,473	31,832
Equity in (loss) income of joint ventures and partnerships	(28,065)	53,105	(38,058)	96,159
Net real estate investment income(2)	17,494	21,153	36,838	41,855
Other(2)	5,231	3,736	9,501	6,376

Total	$127,924	$242,322	$284,354	$506,976

Notes:

(1)
Reported as a component of investment banking fees and syndication income in our consolidated statement of operations.

(2)
Reported as a component of net real estate investment and other income in our consolidated statement of operations.

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Our fee and investment income totaled $127.9 million for the three months ended June 30, 2008 compared to $242.3 million for the three months ended June 30, 2007. The $114.4 million decrease was due primarily to a reduction of $81.2 million in our equity in income of joint ventures and partnerships primarily due to downward changes in fair value on investment funds and losses recognized by the underlying joint venture investments. In addition, trust fees declined $14.2 million due to the lower interest rate environment. Trust fees, which are a component of fee and investment income, are interest rate sensitive. All other fee income declined $16.8 million due to lower transaction volume in the commercial mortgage market.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Our fee and investment income totaled $284.4 million for the six months ended June 30, 2008 compared to $507.0 million for the six months ended June 30, 2007. The $222.6 million decrease was due primarily to a reduction in equity in income of joint ventures and partnerships, asset management fees, trust fees, placement fees, and other fees. Equity in income of joint ventures and partnerships declined $134.2 million primarily due to downward changes in fair value on investment funds and losses recognized by the underlying joint venture investments. Asset management fees declined $26.9 million primarily due to fees earned in the first half of 2007 related to achieving certain performance criteria that were not achieved in the first half of 2008. Trust fees declined $20.6 million due to the lower interest rate environment. Placement fees decreased $5.9 million due to lower origination volumes. All other fee income declined $35.1 million due to lower transaction volume in the commercial mortgage market.

  Provision for Loan Losses

        We maintain an allowance for loan losses on our loans held for investment in order to provide for the risk of credit losses inherent in the loan portfolio. To recognize increases in this allowance, we record a provision for loan losses in our consolidated statement of operations. These provisions are estimates and involve judgment and consideration of a number of factors including: our past loan experience; the current composition of the portfolio; historical credit migration; property type diversification; default; loss severity; industry loss experience; economic conditions and trends; and other relevant factors.

  Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

        Our provision for loan losses totaled $10.4 million for the three months ended June 30, 2008 compared to $5.4 million for the three months ended June 30, 2007; and $18.0 million for the six months ended June 30, 2008 compared to $11.7 million for the six months ended June 30, 2007. The increase in our provision for loan losses reflects an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded.

  Noninterest Expense

        Our noninterest expense consists primarily of the compensation and benefits that we pay our employees; amortization charges that we record with respect to our mortgage servicing rights; costs relating to our office space and equipment; professional fees that we pay our legal, accounting and other service providers; and other various expenses.

        The following table summarizes our sources of noninterest expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Noninterest Expense	2008	2007	2008	2007
Compensation and benefits	$76,424	$88,483	$166,061	$208,512
Amortization of mortgage servicing rights	34,136	30,950	69,368	62,330
Occupancy and equipment	21,033	21,956	42,783	44,009
Professional fees	35,872	21,359	60,164	42,666
Other expenses(1)	32,470	26,387	70,169	67,471

Total	$199,935	$189,135	$408,545	$424,988

Note:

(1)
Primarily consists of expenses related to amortization of intangible assets, data processing and telecommunications, travel and entertainment, employee-related expenses, property inspection fees, advertising, office supplies, insurance expense, loan processing fees and other miscellaneous expenses.

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Our noninterest expense totaled $199.9 million for the three months ended June 30, 2008 compared to $189.1 million for the three months ended June 30, 2007. The $10.8 million increase in noninterest expense was due primarily to a $14.5 million increase in professional fees, a $3.2 million increase in amortization of mortgage servicing rights and a $6.1 million increase in other expenses that were partly offset by a $12.1 million reduction in our compensation and benefits expense. The increase in professional fees was primarily due to higher legal fees incurred by our Asian Operations segment due to new regulations in Japan, higher legal fees incurred by our European Operations segment due to the April 2008 loan sales, and higher legal fees incurred by our North American Affordable Housing segment due to LIHTC fund and property disposition activity. The reduction in compensation and benefits was primarily attributable to lower incentive compensation expense related to the decline in operating results.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Our noninterest expense totaled $408.5 million for the six months ended June 30, 2008 compared to $425.0 million for the six months ended June 30, 2007. The $16.5 million decrease in noninterest expense was due primarily to a $42.5 million reduction in our compensation and benefits expense partly offset by a $7.0 million increase in amortization of mortgage servicing rights and a $17.5 million increase in professional fees. The reduction in compensation and benefits was primarily attributable to lower incentive compensation expense related to the decline in operating results. The increase in professional fees was primarily due to higher legal fees as discussed above.

  Minority Interest

        Our consolidated financial statements include the results of entities in which third parties own an economic interest. These entities consist primarily of joint ventures that our Asian Operations segment has established for purposes of making investments in non-performing loans as well as our upper-tier and lower-tier LIHTC partnerships. The consolidation of these entities in our financial statements requires us to recognize all of the revenues and all of the expenses that these entities record during an accounting period. When calculating our net income, the portion of the net income or loss of consolidated entities that are attributable to minority investors in those entities is reflected as minority interest income or expense, as appropriate, in our consolidated statement of operations.

  Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

        Our minority interest income totaled $24.2 million for the three months ended June 30, 2008 compared to $23.3 million for the three months ended June 30, 2007. Our minority interest income totaled $39.7 million for the six months ended June 30, 2008 compared to $14.8 million for the six months ended June 30, 2007. The $24.9 million increase was primarily due to downward changes in fair value recognized in certain commingled funds that we consolidate. The downward changes in fair value resulted in an increase to minority interest income equal to the third-party investors' share of such losses.

  Income Taxes

        We account for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," or "SFAS No. 109." On January 1, 2007, we adopted FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or "FIN 48," which clarifies SFAS No. 109 by defining the confidence level that an income tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained solely on its technical merits. The "more-likely-than-not" threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered "more-likely-than-not" to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.

  Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

        We recorded an income tax benefit of $29.0 million for the three months ended June 30, 2008 compared to an income tax expense of $57.9 million for three months June 30, 2007. The income tax benefit recorded for the three months ended June 30, 2008 was due to tax benefits recognized for operational losses and from the utilization of tax credits as a result of our decision in the second quarter to hold certain un-syndicated LIHTC properties for investment.

        We recorded an income tax benefit of $149.0 million for the six months ended June 30, 2008 compared to an income tax provision of $159.3 million for the six months ended June 30, 2007 due to the change in pre-tax earnings between the periods.

  Corporate and Other

        To reconcile our management reporting of our segment financial information to amounts included in our consolidated financial statements, we have excluded certain items from our segment reporting and categorized them as "Corporate and Other." As previously described, our six reportable business segments do not include certain corporate overhead expenses, certain immaterial businesses, allocation of income taxes, adjustments required by push down accounting, or any other eliminations, reclassifications or other adjustments that are made to conform our management reporting to our consolidated financial statements.

        The loss before income taxes totaled $34.1 million for the three months ended June 30, 2008 compared to $66.1 million for the three months ended June 30, 2007. These amounts include unallocated personnel-related expenses for corporate departments such as accounting, tax, treasury, risk management, legal, information technology, human resources, facilities and internal audit. In addition, as described above, these amounts include the impact of push down accounting. The $32.0 million decrease was due to a decrease in the loss before income taxes of $25.6 million associated with push down accounting combined with a decrease in the loss before income taxes of $6.4 million associated with corporate functions and immaterial businesses. The impact of push down accounting has diminished over time.

        The loss before income taxes totaled $78.3 million for the six months ended June 30, 2008 compared to $110.6 million for the six months ended June 30, 2007. The $32.3 million decrease was due to a decrease in the loss before income taxes of $33.7 million associated with push down accounting partly offset by an increase in the loss before income taxes of $1.4 million associated with corporate functions and immaterial businesses.

Segments

  North American Lending and Mortgage Banking Segment

        The following table summarizes the results of operations of our North American Lending and Mortgage Banking segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$84,829	$58,818	$162,854	$119,899
Noninterest income	44,863	73,730	(29,874)	184,814

Total revenue	129,692	132,548	132,980	304,713
Provision for loan losses	8,043	(71)	13,011	104

Net revenue	121,649	132,619	119,969	304,609
Noninterest expense	47,691	75,867	95,561	145,707

Income before minority interest and income taxes	73,958	56,752	24,408	158,902
Minority interest income	6,014	4,704	14,620	10,146

Income before income taxes	$79,972	$61,456	$39,028	$169,048

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Income before income taxes totaled $80.0 million for the three months ended June 30, 2008 compared to $61.5 million for the three months ended June 30, 2007. The $18.5 million increase was driven primarily by higher net interest income and lower noninterest expense partially offset by lower noninterest income and higher provision for loan losses.

        Net interest income totaled $84.8 million for the three months ended June 30, 2008 compared to $58.8 million for the three months ended June 30, 2007. The $26.0 million increase was partially the result of an increase in average interest-earning assets. Total assets as of June 30, 2008 were $12.8 billion compared to $11.1 billion as of June 30, 2007. In addition to the increase in average interest-earning assets, net interest income rose due to an $8.4 million increase in accretion income on loans held for investment that were previously classified as held for sale, and an increase in portfolio yields partially attributed to the impact of loans structured with interest rate floors that are currently above contractual benchmark rates.

        Noninterest income was $44.9 million for the three months ended June 30, 2008 compared to $73.7 million for the three months ended June 30, 2007. The $28.8 million decline was driven by a decrease in placement fees and investment banking fees partially offset by an increase in net gains. Placement fees declined $28.7 million due to a decrease in loan origination volume from $6.1 billion in the prior period to $2.7 billion in the current period. Investment banking fees declined $5.0 million due to a decrease in military housing placement volume from $232.0 million in the prior period to $96.8 million in the current period. Net gains increased $9.5 million for the three months ended June 30, 2008 compared to the same period in 2007. The increase was driven by a gain of $11.4 million attributed to the sale of certain entities utilized in our capital markets activities. A reduction of $13.0 million in unrealized valuation losses was substantially offset by a reduction of $10.3 million in realized gains from the sale of mortgage loans. All other gains decreased $4.6 million. All other noninterest income decreased $4.6 million primarily due to lower exit fees (a component of other fees in our consolidated statement of operations) earned on loan payoffs where Capmark does not place the new debt, and lower equity in income of joint ventures and partnerships.

        The provision for loan losses totaled $8.0 million for the three months ended June 30, 2008 compared to $(0.1) million for the three months ended June 30, 2007. The $8.1 million increase in provision for loan losses was primarily due to an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded.

        Noninterest expense totaled $47.7 million for the three months ended June 30, 2008 compared to $75.9 million for the three months ended June 30, 2007. The $28.2 million decrease was primarily driven by a $22.0 million decline in compensation and benefits due to a reduction in incentive compensation related to a decline in placement fees and operating results. All other noninterest expense decreased $6.2 million primarily due to a reduction in loan origination activities.

        Minority interest income totaled $6.0 million for the three months ended June 30, 2008 compared to $4.7 million for the three months ended June 30, 2007. The $1.3 million increase was due to an increase in minority interest income associated with certain new markets tax credit ("NMTC") partnerships that are consolidated under applicable accounting guidance. The majority of the increase was due to a provision for loan losses in our consolidated statement of operations that is allocated to the minority interest holders of such NMTC partnerships. The increase in provision for loan losses resulted in an increase in minority interest income equal to the third-party investors' allocation of such provision.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Income before income taxes totaled $39.0 million for the six months ended June 30, 2008 compared to $169.0 million for the six months ended June 30, 2007. The $130.0 million decrease was driven primarily by downward changes in fair value and increased loan loss reserves due to continued adverse market conditions in the first half of 2008 partially offset by lower noninterest expense and higher net interest income.

        Net interest income totaled $162.9 million for the six months ended June 30, 2008 compared to $119.9 million for the six months ended June 30, 2007. The $43.0 million increase was primarily the result of an increase in average interest-earning assets, an increase of $17.3 million in accretion income on loans held for investment that were previously classified as held for sale, and an increase in portfolio yields partially attributed to the impact of loans structured with interest rate floors that are currently above contractual benchmark rates.

        Noninterest income was a negative $29.9 million for the six months ended June 30, 2008 compared to $184.8 million of income for the six months ended June 30, 2007. The $214.7 million decline was driven by net losses in 2008 compared to net gains in 2007 and a decrease in placement fees. Net losses totaled $102.3 million for the six months ended June 30, 2008 compared to net gains of $42.0 million for the six months ended June 30, 2007. Losses attributed to the valuation of loans held for sale increased by $102.3 million as a result of market volatility in credit spreads. Gains recognized from the sale of loans decreased $46.7 million due to the absence of securitization transactions during the six months ended June 30, 2008. All other gains increased $4.7 million. Placement fees decreased $55.9 million due to a decrease in origination volume from $13.6 billion in the prior period to $5.4 billion in the current period. All other noninterest income decreased $14.4 million primarily due to lower investment banking fees, exit fees and other miscellaneous income.

        The provision for loan losses totaled $13.0 million for the six months ended June 30, 2008 compared to $0.1 million for the six months ended June 30, 2007. The $12.9 million increase in provision was primarily due to an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded.

        Noninterest expense totaled $95.6 million for the six months ended June 30, 2008 compared to $145.7 million for the six months ended June 30, 2007. The $50.1 million decrease was primarily driven by a $50.4 million decline in compensation and benefits due to a reduction in incentive compensation related to a decline in placement fees and operating results. All other noninterest expense increased $0.3 million.

        Minority interest income totaled $14.6 million for the six months ended June 30, 2008 compared to $10.1 million for the six months ended June 30, 2007. The $4.5 million increase was due to an increase in minority interest income associated with certain NMTC partnerships that are consolidated under applicable accounting guidance. The majority of the increase was due to a provision for loan losses in our consolidated statement of operations that is allocated to the minority interest holders of such NMTC partnerships. The increase in provision for loan losses resulted in an increase in minority interest income equal to the third-party investors' allocation of such provision.

  North American Investments and Funds Management Segment

        The following table summarizes the results of operations of our North American Investments and Funds Management segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$686	$1,523	$1,305	$6,443
Noninterest income	(27,559)	79,056	(10,070)	173,178

Total revenue	(26,873)	80,579	(8,765)	179,621
Provision for loan losses	—	(12)	—	539

Net revenue	(26,873)	80,591	(8,765)	179,082
Noninterest expense	7,054	19,408	20,423	48,844

(Loss) income before minority interest and income taxes	(33,927)	61,183	(29,188)	130,238
Minority interest income (expense)	12,909	(8,075)	8,674	(13,228)

(Loss) income before income taxes	$(21,018)	$53,108	$(20,514)	$117,010

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Our North American Investments and Funds Management segment incurred a loss before income taxes of $21.0 million for the three months ended June 30, 2008 compared to income before income taxes of $53.1 million for the three months ended June 30, 2007. The $74.1 million decrease was primarily driven by a reduction in equity in income of joint ventures and partnerships due to downward changes in fair value on investment funds in which we co-invest with third-party investors, losses recognized by the underlying joint venture investments and nonrecurring gains from asset sales in the prior year partly offset by lower noninterest expense.

        Net interest income totaled $0.7 million for the three months ended June 30, 2008 compared to $1.5 million for the three months ended June 30, 2007. The $0.8 million decrease was primarily due to a decline in average interest-earning assets for the three months ended June 30, 2008 compared to the prior year.

        Noninterest income was a negative $27.6 million for the three months ended June 30, 2008 compared to a positive $79.1 million for the three months ended June 30, 2007. Specifically, equity in net income of joint ventures and partnerships totaled a negative $26.2 million for the three months ended June 30, 2008 resulting from declines in the market value of assets held through such joint ventures and partnerships compared to a positive $50.0 million in the prior period. The prior period amount of $50.0 million included $18.3 million from asset sales executed through our joint venture holdings compared to $1.5 million in the current period. Our equity in income of joint ventures and partnerships includes the results of certain commingled funds that we consolidate. Also included in noninterest income are net losses of $16.4 million for the three months ended June 30, 2008 due to downward changes in fair value of investment securities and loans reflecting continued adverse market conditions compared to net losses of $0.6 million in the prior period. Additionally, placement fees declined $8.3 million due to fewer transactions upon which we earn such fees, and asset management fees declined $3.9 million due to non-recurring fees earned in 2007 related to the liquidation of an investment fund.

        Noninterest expense totaled $7.1 million for the three months ended June 30, 2008 compared to $19.4 million for the three months ended June 30, 2007. The $12.3 million decrease was primarily due to a reduction in incentive compensation expense of $11.0 million related to the decline in operating results.

        Minority interest income was $12.9 million for the three months ended June 30, 2008 compared to minority interest expense of $8.1 million for the three months ended June 30, 2007. The $21.0 million variance was primarily due to downward changes in fair value recognized in certain commingled funds that we consolidate. The downward changes in fair value resulted in minority interest income equal to the third-party investors' share of such losses compared to income earned last year that resulted in minority interest expense equal to the third-party investors' share of such income.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Our North American Investments and Funds Management segment incurred a loss before income taxes of $20.5 million for the six months ended June 30, 2008 compared to income before income taxes of $117.0 million for the six months ended June 30, 2007. The $137.5 million decrease was primarily driven by a reduction in equity in income of joint ventures and partnerships due to downward changes in fair value of investment funds in which we co-invest with third-party investors, losses recognized by the underlying joint venture investments and nonrecurring gains from asset sales in the prior year partly offset by lower noninterest expense.

        Net interest income totaled $1.3 million for the six months ended June 30, 2008 compared to $6.4 million for the six months ended June 30, 2007. The $5.1 million decrease was primarily due to a decrease in average interest-earning assets for the six months ended June 30, 2008 compared to the prior year.

        Noninterest income was a negative $10.1 million for the six months ended June 30, 2008 compared to $173.2 million of income for the six months ended June 30, 2007. Specifically, equity in net income of joint ventures and partnerships totaled a negative $22.2 million for the six months ended June 30, 2008 resulting from declines in the market value of assets held through such joint ventures and partnerships compared to a positive $82.4 million in the prior period. The prior period amount of $82.4 million included income of $22.1 million from asset sales executed through our joint venture holdings compared to $6.8 million in the current period. Our equity in income of joint ventures and partnerships includes the results of certain commingled funds that we consolidate. Also included in noninterest income are net losses of $16.1 million for the six months ended June 30, 2008 due to downward changes in fair value of investment securities and loans reflecting continued adverse market conditions compared to net gains of $25.9 million in the prior period primarily due to non-recurring realized gains in 2007 on the sale of CMBS. Additionally, placement fees declined $18.8 million due to fewer transactions upon which we earn such fees, and asset management fees declined $12.9 million due to non-recurring fees earned in 2007 related to achieving certain performance criteria and the liquidation of an investment fund.

        Noninterest expense totaled $20.4 million for the six months ended June 30, 2008 compared to $48.8 million for the six months ended June 30, 2007. The $28.4 million decrease was primarily due to a reduction in incentive compensation expense related to the decline in operating results.

        Minority interest income was $8.7 million for the six months ended June 30, 2008 compared to minority interest expense of $13.2 million for the six months ended June 30, 2007. The $21.9 million variance was primarily due to downward changes in fair value recognized in certain commingled funds that we consolidate. The downward changes in fair value resulted in minority interest income equal to the third-party investors' share of such losses compared to income earned last year that resulted in minority interest expense equal to the third-party investors' share of such income.

  North American Servicing Segment

        The following table summarizes the results of operations of our North American Servicing segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$(3,695)	$(4,254)	$(7,782)	$(7,716)
Noninterest income	76,008	107,501	155,121	207,099

Total revenue	72,313	103,247	147,339	199,383
Provision for loan losses	—	39	—	(87)

Net revenue	72,313	103,208	147,339	199,470
Noninterest expense	45,877	52,820	97,650	105,059

Income before minority interest and income taxes	26,436	50,388	49,689	94,411
Minority interest income	—	—	—	—

Income before income taxes	$26,436	$50,388	$49,689	$94,411

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Income before income taxes totaled $26.4 million for the three months ended June 30, 2008 compared to $50.4 million for the three months ended June 30, 2007. The $24.0 million decrease was primarily driven by lower noninterest income partly offset by lower noninterest expense.

        Noninterest income totaled $76.0 million for the three months ended June 30, 2008 compared to $107.5 million for the three months ended June 30, 2007. The $31.5 million decrease was driven by lower trust fees, mortgage servicing fees, other fees, and net gains. Trust fees decreased $17.4 million due to the lower interest rate environment. Trust fees, although a component of noninterest income, are interest rate sensitive. Mortgage servicing fees decreased $5.3 million primarily as a result of a lower weighted average service fee on our North American servicing portfolio and lower assumption fees, which are a component of mortgage servicing fees in our condensed consolidated statement of operations. We earn an assumption fee when an existing borrower's mortgage is assumed by a new borrower. Assumption transactions have declined due to adverse market conditions. Other fees declined $4.9 million primarily as a result of lower defeasance fees (a component of other fees in our consolidated statement of operations). We earn defeasance fees when a borrower pays off their mortgage through substitution of other collateral. Defeasance transactions have also declined due to adverse market conditions. Net gains declined $5.3 million primarily due to the gain recognized on the sale of our former technology subsidiary, EnableUS, Inc., in April 2007.

        Noninterest expense totaled $45.9 million for the three months ended June 30, 2008 compared to $52.8 million for the three months ended June 30, 2007. The $6.9 million decrease was primarily driven by lower incentive compensation.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Income before income taxes totaled $49.7 million for the six months ended June 30, 2008 compared to $94.4 million for the six months ended June 30, 2007. The $44.7 million decrease was primarily driven by lower noninterest income partly offset by lower noninterest expense.

        Noninterest income totaled $155.1 million for the six months ended June 30, 2008 compared to $207.1 million for the six months ended June 30, 2007. The $52.0 million decrease was driven by lower trust fees, mortgage servicing fees, and other fees. Trust fees decreased $29.4 million due to the lower interest rate environment. Mortgage servicing fees decreased $9.3 million primarily as a result of a lower weighted average service fee on our North American servicing portfolio and lower assumption fees, which are a component of mortgage servicing fees in our condensed consolidated statement of operations. Assumption fees have declined due to adverse market conditions. Other fees declined $10.0 million primarily as a result of lower defeasance fees (a component of other fees in our consolidated statement of operations) and the absence of revenues from our former technology subsidiary, EnableUS, Inc.

        Noninterest expense totaled $97.7 million for the six months ended June 30, 2008 compared to $105.1 million for the six months ended June 30, 2007. The $7.4 million decrease was primarily driven by lower incentive compensation.

  Asian Operations Segment

        The following table summarizes the results of operations of our Asian Operations segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$2,132	$13,270	$9,496	$26,358
Noninterest income	13,570	14,730	16,929	81,918

Total revenue	15,702	28,000	26,425	108,276
Provision for loan losses	2,559	(127)	5,384	4,352

Net revenue	13,143	28,127	21,041	103,924
Noninterest expense	22,585	24,069	49,676	46,808

(Loss) income before minority interest and income taxes	(9,442)	4,058	(28,635)	57,116
Minority interest (expense) income	(3,621)	678	(3,547)	(3,078)

(Loss) income before income taxes	$(13,063)	$4,736	$(32,182)	$54,038

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Our Asian Operations segment incurred a loss before income taxes of $13.1 million for the three months ended June 30, 2008 compared to income before income taxes of $4.7 million for the three months ended June 30, 2007. The $17.8 million decrease was driven by a reduction in net interest income and a reduction in noninterest income, in addition to an increase in provision for loan losses and an increase in minority expense partially offset by a decrease in noninterest expense.

        Net interest income totaled $2.1 million for the three months ended June 30, 2008 compared to $13.3 million for the three months ended June 30, 2007. The $11.2 million decrease was attributable to a reduction in the balance of acquired non-performing loans and an increase in acquired real estate investments that are not interest-earning assets. This resulted in an allocation of interest expense on debt used to purchase real estate investments with no corresponding interest income. The decrease in the portfolio of acquired non-performing loans was driven by resolutions or sales of such loans and fewer acquisitions, with certain proceeds reinvested in noninterest-earning real estate investments.

        Noninterest income totaled $13.6 million for the three months ended June 30, 2008 compared to $14.7 million for the three months ended June 30, 2007. The $1.1 million decrease was driven primarily by lower placement fees, lower net gains and lower equity in income of joint ventures and partnerships partially offset by miscellaneous income of $2.7 million from real estate investments consolidated in 2008. Placement fees decreased $1.5 million due to lower loan originations. Net gains decreased $1.6 million due to real estate impairments of $14.3 million and downward changes in fair value of loans totaling $0.8 million in 2008 partially offset by higher gains from non-recurring opportunistic sales of certain real estate investments in 2008 compared to 2007. Equity in income of joint ventures and partnerships declined $1.3 million due to certain real estate joint ventures terminating in 2007 upon asset disposition.

        The provision for loan losses totaled $2.6 million for the three months ended June 30, 2008 compared to $(0.1) million for the three months ended June 30, 2007 due to difficult market conditions for Japanese and Taiwanese real estate assets which provide the collateral for the portfolio of acquired non-performing loans.

        Noninterest expense totaled $22.6 million for the three months ended June 30, 2008 compared to $24.1 million for the three months ended June 30, 2007. The $1.5 million decrease was mainly attributable to a reduction in incentive compensation expense of $6.1 million and lower property inspection and loan processing fees of $2.1 million partially offset by higher professional fees of $2.8 million and miscellaneous expenses of $3.1 million from real estate investments consolidated in 2008. The incentive compensation expense reduction related to the decline in operating results and the decrease in property inspection and loan processing fees was mainly due to fewer real estate acquisitions. The increase in professional fees was due to higher legal fees caused by new regulations in Japan and higher audit fees.

        Minority interest expense was $3.6 million for the three months ended June 30, 2008 compared to minority interest income of $0.7 million for the three months ended June 30, 2007. The $4.3 million variance was due to the sale of certain Japanese real estate investments in 2008 that were held in a joint venture resulting in minority interest expense equal to the joint venture partner's share of the gain.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Our Asian Operations segment incurred a loss before income taxes of $32.2 million for the six months ended June 30, 2008 compared to income before income taxes of $54.0 million for the six months ended June 30, 2007. The $86.2 million decrease was driven by a reduction in net interest income and a reduction in noninterest income, in addition to an increase in provision for loan losses and an increase in noninterest expense.

        Net interest income totaled $9.5 million for the six months ended June 30, 2008 compared to $26.4 million for the six months ended June 30, 2007. The $16.9 million decrease was attributable to a reduction in the balance of acquired non-performing loans and an increase in acquired real estate investments that are not interest-earning assets. This resulted in an allocation of interest expense on debt used to purchase real estate investments with no corresponding interest income. The decrease in the portfolio of acquired non-performing loans was driven by resolutions or sales of such loans and fewer acquisitions, with certain proceeds reinvested in noninterest-earning real estate investments.

        Noninterest income totaled $16.9 million for the six months ended June 30, 2008 compared to $81.9 million for the six months ended June 30, 2007. The $65.0 million decrease was driven primarily by lower placement fees, lower asset management and disposition fees, lower net gains and lower equity in income of joint ventures and partnerships partially offset by miscellaneous income of $13.3 million from real estate investments consolidated in 2008. Placement fees decreased $2.4 million due to lower loan originations. Asset management and disposition fees decreased by $14.6 million due to the disposition fee on a large asset sold in 2007. Net gains decreased $56.7 million due to real estate impairments of $35.2 million and downward changes in fair value of loans totaling $4.5 million in 2008, and higher non-recurring opportunistic sales of certain real estate investments in 2007. Equity in income of joint ventures and partnerships declined $5.5 million due to certain real estate joint ventures terminating in 2007 upon asset disposition.

        The provision for loan losses totaled $5.4 million for the six months ended June 30, 2008 compared to $4.4 million for the six months ended June 30, 2007 due to difficult market conditions for Japanese and Taiwanese real estate assets which provide the collateral for the portfolio of acquired non-performing loans.

        Noninterest expense totaled $49.7 million for the six months ended June 30, 2008 compared to $46.8 million for the six months ended June 30, 2007. The $2.9 million increase was mainly attributable to a reduction in incentive compensation expense of $4.9 million and lower property inspection and loan processing fees of $7.2 million partially offset by higher professional fees of $4.4 million and miscellaneous expenses of $11.3 million from real estate investments consolidated in 2008. The incentive compensation expense reduction related to the decline in operating results, and the decrease in property inspection and loan processing fees was mainly due to fewer real estate acquisitions and dispositions. The increase in professional fees was due to higher legal fees caused by new regulations in Japan, and higher audit fees.

  European Operations Segment

        The following table summarizes the results of operations of our European Operations segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$5,693	$9,872	$10,545	$19,001
Noninterest income	(35,973)	57,838	(279,555)	86,533

Total revenue	(30,280)	67,710	(269,010)	105,534
Provision for loan losses	(591)	(1,242)	(633)	(1,559)

Net revenue	(29,689)	68,952	(268,377)	107,093
Noninterest expense	14,984	20,822	22,898	30,675

(Loss) income before minority interest and income taxes	(44,673)	48,130	(291,275)	76,418
Minority interest income	—	—	—	—

(Loss) income before income taxes	$(44,673)	$48,130	$(291,275)	$76,418

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Our European Operations segment incurred a loss before income taxes of $44.7 million for the three months ended June 30, 2008 compared to income before income taxes of $48.1 million for the three months ended June 30, 2007. The $92.8 million decrease was primarily due to significant downward changes in fair value recognized on our loan portfolio held for sale in Europe.

        Net interest income totaled $5.7 million for the three months ended June 30, 2008 compared to $9.9 million for the three months ended June 30, 2007. The $4.2 million decrease was primarily driven by a decrease in average interest-earning assets in Europe due to the sale of significant interests in 39 loans to a third-party institutional buyer in April 2008.

        Noninterest income was a negative $36.0 million for the three months ended June 30, 2008 compared to a positive $57.8 million for the three months ended June 30, 2007. The $93.8 million decrease was primarily due to decreased net gains, equity in income of joint ventures and partnerships, and fee income. Net losses totaled $41.1 million for the three months ended June 30, 2008 compared to net losses of $3.2 million in the prior period. The increase in net losses of $37.9 million was due to downward changes in fair value totaling $39.7 million recognized on our portfolio of loans held for sale during the three months ended June 30, 2008. Equity in income of joint ventures and partnerships decreased $49.5 million due to losses recognized by the underlying joint venture investments in 2008 and profits recognized in 2007. Mortgage servicing fees increased $1.2 million as a result of an increase in the balance of loans serviced. Placement fees and other fees decreased by $7.6 million primarily due to decreased market activity.

        Noninterest expense totaled $15.0 million for the three months ended June 30, 2008 compared to $20.8 million for the three months ended June 30, 2007. The $5.8 million decrease was primarily due to an $8.7 million decline in incentive compensation related to the decline in operating results partly offset by a $3.9 million increase in professional fees due to transaction expenses incurred in connection with the European loan sale in April 2008 and consulting costs incurred in connection with matters related to Capmark Bank Europe.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Our European Operations segment incurred a loss before income taxes of $291.3 million for the six months ended June 30, 2008 compared to income before income taxes of $76.4 million for the six months ended June 30, 2007. The $367.7 million decrease was primarily due to significant downward changes in fair value recognized on our portfolio of loans held for sale in Europe.

        Net interest income totaled $10.5 million for the six months ended June 30, 2008 compared to $19.0 million for the six months ended June 30, 2007. The $8.5 million decrease was primarily driven by a decrease in average interest-earning assets in Europe after we completed the sale of significant interests in 39 loans to a third-party institutional buyer in April 2008.

        Noninterest income was a negative $279.6 million for the six months ended June 30, 2008 compared to a positive $86.5 million for the six months ended June 30, 2007. The $366.1 million decrease was primarily due to decreased net gains, equity in income of joint ventures and partnerships, and fee income. Net losses totaled $285.5 million for the six months ended June 30, 2008 compared to net gains of $6.4 million in the prior period. The current year losses were primarily due to losses on interests in loans that were sold. In April 2008, we completed the sale of significant interests in 39 loans to a third-party institutional buyer for a total aggregate sale price of approximately $1.8 billion. Equity in income of joint ventures and partnerships decreased $59.3 million due to losses recognized by the underlying joint venture investments. Mortgage servicing fees decreased $3.1 million primarily as a result of non-recurring income earned on the resolution of a specially serviced CMBS investment in 2007. Placement fees and other fees decreased by $12.4 million primarily due to decreased market activity.

        Noninterest expense totaled $22.9 million for the six months ended June 30, 2008 compared to $30.7 million for the six months ended June 30, 2007. The $7.8 million decrease was primarily due to a $12.5 million decline in incentive compensation related to the decline in operating results partly offset by a $3.8 million increase in professional fees due to transaction expenses incurred in connection with the European loan sale in April 2008 and consulting costs incurred in connection with matters related to Capmark Bank Europe.

  North American Affordable Housing Segment

        The following table summarizes the results of operations of our North American Affordable Housing segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$3,095	$1,957	$802	$(1,646)
Noninterest income	(4,406)	1,516	713	50,320

Total revenue	(1,311)	3,473	1,515	48,674
Provision for loan losses	—	59	—	1,559

Net revenue	(1,311)	3,414	1,515	47,115
Noninterest expense	9,794	7,710	18,415	23,185

(Loss) income before minority interest and income taxes	(11,105)	(4,296)	(16,900)	23,930
Minority interest income	—	—	—	—

(Loss) income before income taxes	$(11,105)	$(4,296)	$(16,900)	$23,930

  Three months ended June 30, 2008 compared to three months ended June 30, 2007

        Our North American Affordable Housing segment incurred a loss before income taxes of $11.1 million for the three months ended June 30, 2008 compared to a loss before income taxes of $4.3 million for the three months ended June 30, 2007. The $6.8 million increased loss was primarily attributable to a decrease in noninterest income and an increase in noninterest expense partially offset by an increase in net interest income.

        Net interest income totaled $3.1 million for the three months ended June 30, 2008 compared to $2.0 million for the three months ended June 30, 2007. The increase of $1.1 million was primarily attributed to decreased variable rate funding costs associated with fixed rate securities in our portfolio.

        Noninterest income was a negative $4.4 million for the three months ended June 30, 2008 compared to a positive $1.5 million for the three months ended June 30, 2007. The decrease of $5.9 million was primarily attributable to a decrease in net gains of $10.5 million related to the sale of properties to LIHTC funds during the three months ended June 30, 2007, partially offset by a $5.2 million reduction in losses related to LIHTC yield guarantees.

        Noninterest expense totaled $9.8 million for the three months ended June 30, 2008 compared to $7.7 million for the three months ended June 30, 2007. The $2.1 million increase was driven primarily by an increase in legal costs associated with LIHTC fund and property disposition activity.

  Six months ended June 30, 2008 compared to six months ended June 30, 2007

        Our North American Affordable Housing segment incurred a loss before income taxes of $16.9 million for the six months ended June 30, 2008 compared to income before income taxes of $23.9 million for the six months ended June 30, 2007. The $40.8 million decrease was primarily attributable to a decrease in noninterest income partially offset by a decrease in noninterest expense and an increase in net interest income.

        Net interest income totaled $0.8 million for the six months ended June 30, 2008 compared to a negative $1.6 million for the six months ended June 30, 2007. The increase of $2.4 million was primarily caused by a decrease in variable rate funding costs associated with fixed rate securities in our portfolio and the change in composition of our investment securities portfolio subsequent to the sale of our affordable housing debt platform in February 2007.

        Noninterest income totaled $0.7 million for the six months ended June 30, 2008 compared to $50.3 million for the six months ended June 30, 2007. The decrease of $49.6 million was primarily attributable to a gain on the sale of the majority of the affordable housing debt platform of approximately $71.5 million in February 2007 (partially offset in our consolidated financial statements by the impact of push down accounting reflected in "Corporate and Other") offset in part by an $18.5 million reduction in losses relating to LIHTC yield guarantees.

        There is no current year provision for loan losses compared to $1.6 million for the six months ended June 30, 2007. The $1.6 million provision in 2007 related to a property acquired through foreclosure.

        Noninterest expense totaled $18.4 million for the six months ended June 30, 2008 compared to $23.2 million for the six months ended June 30, 2007. The $4.8 million decrease was driven primarily by staff reductions and an overall reduction in operating expenses due to the sale of the majority of the affordable housing debt platform in February 2007.

Critical Accounting Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expense. Our management regularly evaluates these estimates, judgments and assumptions based on available information and experience. Because the use of estimates, judgments and assumptions is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Certain of our accounting policies require higher degrees of judgment and are more complex than others in their application. Our significant accounting policies are disclosed in Note 3 to our 2007 audited consolidated financial statements. There have been no significant changes to the Company's critical accounting estimates and significant accounting policies in 2008, except that the Company adopted SFAS No. 157 and SFAS No. 159 on January 1, 2008 as discussed below. For a discussion of our critical accounting estimates, see the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov.

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

        SFAS No. 159 permits the Company to irrevocably elect fair value of the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in the fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value of financial assets and financial liabilities elected and the fair value of such instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

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

        As of June 30, 2008, approximately $7.0 billion of our total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which we elected the fair value option. Approximately $1.3 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 inputs. Approximately $5.8 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented 27.1% of our total consolidated assets.

        Note 14 to our condensed consolidated financial statements contains a description of the valuation methodologies that we use for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Liquidity and Capital Resources

        We require substantial amounts of capital to support our operations and growth plans. Members of our senior management, in consultation with our board of directors, establish our overall liquidity and capital allocation strategies. A key objective of these strategies is to support the successful execution of our business strategy while ensuring that we have sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due. When making funding and capital allocation determinations, members of our senior management consider business performance; the availability of, costs and benefits associated with, different funding sources; current and expected market and general economic conditions; our balance sheet and capital structure; and our targeted liquidity profile and risks relating to our funding needs. In carrying out these activities, members of our senior management monitor, evaluate and seek to control the impact that our business activities have on our balance sheet, liquidity and capital structure, thereby helping to ensure that our operations are aligned with our liquidity and capital allocation strategies.

        Our primary uses of liquidity are for (1) the origination and purchase of loans, (2) the repayment of short-term and long-term borrowings and related interest, (3) the purchase of real estate equity and other real estate-related investments, and (4) the funding of our operating expenses. We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through syndication, participation or securitization. We generally require longer-term funding to finance the loans and real estate related investments that we hold for investment.

        Our primary sources of liquidity are (1) net cash from our operations, (2) proceeds from the repayment of loans, (3) proceeds from the issuance of short-term and long-term borrowings/deposits and (4) proceeds from the sale of loans, real estate equity investments and other real estate-related investments. Our principal debt financing sources are (1) committed unsecured funding provided by banks, including our senior credit facility and other bank loans; (2) secured funding facilities, including borrowings by Capmark Bank US from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of Seattle ("FHLB Seattle"); and (3) other uncommitted funding sources, including Brokered CDs issued by Capmark Bank US. These financing arrangements provide us with diverse sources of short-term and long-term funding and allow us to borrow amounts on a secured and unsecured basis, in a variety of currencies and at interest rates that are fixed or floating, in the geographical locations in which we operate.

        As of June 30, 2008, we had $925.9 million in total cash, of which $199.8 million was restricted under current regulatory and other contractual arrangements. This represented a net decrease in total cash of approximately $510.8 million from December 31, 2007. As of June 30, 2008, we had readily available cash, excluding restricted cash and cash held by Capmark Bank, and borrowing capacity under our revolving credit facility of $1.9 billion.

        During the six months ended June 30, 2008, net cash provided by operating activities totaled $1.4 billion. The European loan sale generated approximately $1.8 billion in cash, the proceeds of which were primarily used to repay indebtedness. The proceeds from the sale were offset by approximately $0.4 billion for the net use of cash related to all other operating activities.

        We used net cash of $684.2 million in investing activities for the six months ended June 30, 2008, primarily for the origination of loans held for investment totaling $1.5 billion which was offset in part by the receipt of approximately $836.0 million from the repayment of loans held for investment. For the six months ended June 30, 2008, we used approximately $1.2 billion in net cash in our financing activities, in large part due to a net decrease of $1.1 billion in our deposit liabilities.

        In the second quarter of 2008, we continued to take actions to maintain sufficient liquidity to support our business operations including:

  •
  managing the volume and mix of loan originations among product types to emphasize products with better liquidity and lower funding costs, including government-sponsored programs, loans funded by Capmark Bank US and third-party originations;

  •
  generating over $3.8 billion of cash from repayments of loans and sales of loans and other investments, including $1.8 billion from the European loan sales in April 2008 and sales to government sponsored enterprises;

  •
  extending or refinancing over $580.0 million of previously existing borrowing capacity on a committed basis (outside of Capmark Bank US);

  •
  obtaining additional funding of $1.4 billion at Capmark Bank US with maturities of one year or longer; and

  •
  amending the agreements governing our syndicated term loan and revolving credit facility and our bridge loan to provide us with additional flexibility with respect to certain types of secured financing.

        Our liquidity management actions in the second quarter of 2008 enabled us to reduce consolidated indebtedness by $2.0 billion. This reflected a $2.6 billion reduction outside of Capmark Bank US offset by an approximately $600.0 million increase in total Capmark Bank US debt. Our liquidity management actions included the following:

  •
  repayment of $600.0 million on our bridge loan, leaving an outstanding balance of $1.1 billion as of June 30, 2008;

  •
  reduction of the balance on our revolving credit facility by $879.2 million to $1.0 billion as of June 30, 2008;

  •
  repayment of $770.0 million of secured debt;

  •
  repurchase of $100.0 million of our outstanding floating rate senior notes due 2010 at a discount; and

  •
  other miscellaneous debt reductions of approximately $200.0 million.

        Cash and available borrowing capacity of Capmark Bank US was approximately $2.0 billion as of June 30, 2008. In addition, escrow funds held in trust as of June 30, 2008 that were eligible for deposit in Capmark Bank US were $1.1 billion.

        Management believes that the Company's current financing sources and cash flows are adequate to meet our liquidity needs for a reasonable period including the next 12 months. We will continue to evaluate additional sources of liquidity.

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

  Financing Arrangements and Other Funding Sources

        Liquidity in the capital markets has been constrained, increasing our cost of funds and limiting our access to the secured and unsecured debt markets, including repurchase financing for real estate related investments and issuance of CMBS. Our ability to access additional liquidity is subject to a number of factors, including the general availability of and rates applicable to financing transactions, lenders' and investors' resources, our financial performance, our credit rating, and our industry and market trends.

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

        Consistent with our liquidity and capital allocation strategy, we strive to maintain diverse funding sources to provide us with a cost effective and flexible mix of funding. Brokered CDs continue to provide a key liquidity source for Capmark Bank US. Although market conditions adversely affected the availability and cost of other sources of funding, Capmark Bank US was able to issue Brokered CDs to support growth in its commercial mortgage loan portfolio as the Brokered CD market remained stable and provided consistently available funding. While we do not maintain specific target levels for Brokered CDs, we manage the level of Brokered CDs in response to changes in investor demand, prevailing funding spreads and overall economic conditions. When issuing Brokered CDs, one of our goals is to achieve a liability maturity profile similar to that of our asset maturity profile. Based on our current asset maturity profile, we are issuing Brokered CDs with maturities between one year and five years. We continue to monitor shorter-term maturities should the opportunity arise to issue shorter-term Brokered CDs for economic reasons.

        General economic conditions may affect our ability to access the Brokered CD market. We also face the risk that we may need to issue Brokered CDs at higher rates. This increase in rates could have a negative impact on our net interest income. We have established alternative sources of funding that can be utilized if we are either unable to access the Brokered CD market or the overall cost of obtaining funding in this market increases significantly. We maintain cash and cash equivalents of at least 5% of Capmark Bank US's asset base. Capmark Bank US also has access to secured funding through FHLB Seattle and the Federal Reserve Bank of San Francisco, which subject to the terms of the programs, may enable us to borrow up to an aggregate amount of $3.8 billion. As of June 30, 2008, we had unused capacity of $1.4 billion under these programs. Additionally, deposits related to our servicing platform of approximately $1.1 billion are eligible for deposit at Capmark Bank US. During the six months ended June 30, 2008, we increased our usage of alternative funding sources which led to a decline in the amount of Brokered CDs outstanding as of June 30, 2008 compared to December 31, 2007.

        The following table presents information concerning the financing arrangements and other funding sources that we had in place as of June 30, 2008 (in thousands):

Financing Arrangements and Funding Sources	Amount Outstanding	Funding Limit(8)	Weighted Average Maturity
			(months)
Primary long-term funding:
Senior credit facility
Term loan(1)	$2,761,509	$2,761,509	33
Revolving credit facility(1)	1,044,367	2,738,110	33

Total	3,805,876	5,499,619	33

Bridge loan(2)	1,133,000	1,133,000	9
Senior Notes	2,490,743	2,490,743	51

Total	7,429,619	9,123,362	35

Secured funding(3):
Repurchase agreements(4)	148,396	581,072	1
Other secured funding facilities—Capmark Bank US(5)	2,377,504	3,806,417	14
Other secured funding facilities—Other(5)	637,835	864,525	3
Bank and third-party funding	85,061	85,061	23

Total	3,248,796	5,337,075	11

Unsecured funding:
Other unsecured funding—uncommitted—Capmark Bank US	274,012	275,012	0
Other unsecured funding—uncommitted—Other	247,978	265,671	1
Other bank and third party loans(5)	101,986	198,038	1

Total unsecured funding	623,976	738,721	1

Subtotal	11,302,391	15,199,158	26
Brokered CDs(6)	4,450,687	4,450,687	13
Other deposit liabilities	4,737	4,737	0

Total funding and bank deposit liabilities	15,757,815	19,654,582	23

Consolidated debt agreements(7)
Secured debt attributable to the consolidation of securitizations	256,205	256,205	N/A
Secured debt attributable to the consolidation of real estate owned	28,737	28,737	N/A
Secured debt attributable to the consolidation of LIHTC partnerships	226,852	226,852	N/A

Total consolidated debt agreements	511,794	511,794	N/A

Junior subordinated debentures	250,001	250,001	453

Total borrowings and deposit liabilities	$16,519,610	$20,416,377	29

Notes:

(1)
Contractual capacity under our term loan is $2.75 billion in U.S. dollar equivalent amounts. Foreign currency fluctuations resulted in amounts outstanding greater than the contractual capacity but less than the 105% excess limitations for foreign currency fluctuations as of June 30, 2008. Our revolving credit facility's maximum facility limit was $11.5 million lower than its contractual capacity as of June 30, 2008, as a result of capacity reductions for the excess amounts outstanding under our term loan described above and amounts reserved in respect of interest payments on certain borrowings.

(2)
We extended the maturity date of our bridge loan to March 23, 2009 in accordance with the terms of the facility.

(3)
Issuance of secured funding is subject to limitations under the senior credit facility. Secured funding lenders require a specific amount of eligible assets to be pledged to secure the amount of credit extended.

(4)
During the first half of 2008, we did not experience any margin calls as a result of declining collateral values, excluding any effects resulting from changes in foreign exchange rates.

(5)
Included in funding limit amounts are term loans that have a stated maturity date on which lenders do not have any requirement to extend the borrowings.

(6)
Term to maturity of bank deposits is calculated using the maturity date of callable deposits.

(7)
Represents debt agreements that we consolidate under SFAS No. 140, SFAS No. 66 and FIN 46(R).

(8)
For funding sources that do not, by their terms, have a limit on the amount that may be drawn, we have calculated the funding limit as the amount drawn as of June 30, 2008.

        In addition to the outstanding funding reflected in the above table as of June 30, 2008, we had $2.3 billion of stockholders' equity and $95.8 million of common stock classified as mezzanine equity. As of June 30, 2008, approximately $1.0 billion was outstanding under our revolving credit facility, of which approximately $1.7 billion remained available, and we held $925.9 million of total cash, including $525.0 million of cash held at Capmark Bank US.

        Of the total deposit liabilities reflected in the above table, $4.5 billion consisted of federally insured Brokered CDs issued by Capmark Bank US, as compared to $5.6 billion outstanding as of December 31, 2007. Capmark Bank US may also have access to funding in the form of escrow deposits held in trust as provided by our U.S. servicing operations. Although no escrow deposits were held at Capmark Bank US as of June 30, 2008, from time to time a portion of these outstanding balances have been deposited at Capmark Bank US. As of June 30, 2008, the amount of servicing deposits that were eligible for deposit at Capmark Bank US was $1.1 billion.

        As of June 30, 2008, we also maintained a number of other committed and uncommitted secured and other unsecured funding programs sponsored by a variety of lenders with an aggregate principal amount totaling $3.9 billion. Of that amount, $2.3 billion is considered to be uncommitted and/or is maturing in the near term.

Commitments and Contractual Obligations

  Commitments

        In connection with our business activities, we enter into commitments that may give rise to future cash funding requirements. As of June 30, 2008, these commitments consisted of commitments to originate or purchase mortgage loans or investments, commitments to fund loans and commitments to provide equity to equity method investees. The future cash payments that were associated with these obligations as of June 30, 2008 are summarized in the table below. Because these commitments may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements.

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Commitments to originate or purchase loans or investments	$121,612	$—	$—	$—	$121,612
Commitments to fund construction loans	106,063	691,983	439,700	33,335	1,271,081
Commitments to fund other loans	339,784	949,662	48,086	273,660	1,611,192
Commitments to provide equity to equity method investees	49,790	153,037	—	59,264	262,091

Total	$617,249	$1,794,682	$487,786	$366,259	$3,265,976

Commitments to sell loans or securities	$839,502	$—	$—	$—	$839,502

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

  Contractual Obligations

        In the ordinary course of our business, we enter into contractual arrangements that may require future cash payments. As of June 30, 2008, our contractual obligations primarily consisted of long-term borrowings and deposit liabilities, derivatives instruments, FIN 48 obligations and operating leases. The future cash payments that were associated with these obligations as of June 30, 2008 are summarized in the table below.

	Payments due by Period
Type of Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Borrowings and deposit liabilities(1)	$3,946,285	$5,166,906	$2,316,541	$1,982,888	$13,412,620
Derivative instruments(2)	324,242	503,009	278,625	223,632	1,329,508
FIN 48 obligations(3)	64,319	141,328	—	—	205,647
Operating leases and other(4)	31,290	77,923	70,205	14,645	194,063

Total	$4,366,136	$5,889,166	$2,665,371	$2,221,165	$15,141,838

Notes:

(1)
Includes the scheduled maturity of long-term borrowings and the scheduled maturity of time deposits and certificates of deposit with an original maturity of one year or more, including interest. Interest was calculated for fixed-rate obligations using the contractual fixed interest rate, and for floating-rate obligations, using the appropriate forward-yield curve as of June 30, 2008. Excluded from this table are our short-term borrowings ($3.8 billion), time deposits and certificates of deposit with an original maturity of less than one year ($1.5 billion), and interest thereon.

(2)
Represents the contractual payments due on our derivative instruments based on rates in effect as of June 30, 2008 but excludes the anticipated amounts that would be contractually received on such instruments, totaling $339.8 million in less than one year, $532.0 million in one to three years, $273.8 million in three to five years, and $225.3 million in more than five years, aggregating $1.4 billion in total.

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

(4)
Includes the future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2008. Also includes payments due to GMAC and our Sponsors and their affiliates under a management agreement which has no contractual term and, for purposes of this table, is presumed to be outstanding for a period of five years.

Guarantees and Off-Balance Sheet Transactions

  Guarantees

        We enter into guarantees in the ordinary course of our business, including, among others, guarantees in support of some of our securitization transactions and guarantees of payment of some of the agency and construction loans that we originate.

  Off-balance Sheet Transactions

        For the six months ended June 30, 2008, we entered into one loan securitization transaction in which we sold $34.8 million of loans to an off-balance sheet securitization trust and incurred a net loss on sale totaling $2.7 million.

  Purchase and Indemnification Obligations

        The instruments governing some of our securitization transactions and other off-balance sheet transactions contain customary provisions that require us to purchase specific assets from our securitization trusts and indemnify the issuer with respect to any material misstatement or omission with respect to information we provide for inclusion in the applicable offering documents. In connection with certain asset sales and securitization transactions, we typically make customary representations and warranties to the purchaser of our assets that relate to the characteristics of the assets transferred. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser's requirements, as described in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, we have not recorded a liability in our consolidated balance sheet relating to these potential obligations. The maximum potential amount of future payments that we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales and, as a result, we are unable to develop an estimate of the maximum payout under these representations and warranties. As of June 30, 2008, we had not been required to repurchase any assets under these provisions.

  Recourse Agreements with Government Agencies

        We participate as a lender in the Fannie Mae Delegated Underwriting and Servicing (DUS) program and other similar programs. As a condition to Fannie Mae's delegation of responsibility for underwriting, originating and servicing of loans under the program, we assume a limited first-dollar loss position throughout the term of each loan we sell to Fannie Mae. As of June 30, 2008, we maintain a liability for such potential losses in the amount of $16.4 million. The maximum amount of loss we were exposed to under these programs was $638.3 million as of June 30, 2008.

  Interests in NMTC Funds

        We sponsor NMTC funds that make investments in qualifying Community Development Entities ("CDEs") that receive new markets tax credit allocations under a federal program that is designed to increase the availability of investment capital in low-income communities. We have determined that our NMTC funds are variable interest entities under FIN 46(R) and that we were the primary beneficiary of all but twelve of the NMTC funds that we had sponsored as of June 30, 2008. The NMTC funds of which we were not the primary beneficiary had total assets of $266.4 million as of June 30, 2008. Our exposure to a loss relating to those NMTC funds was $179.1 million as of that date, representing the amount of financing we have provided to the funds.

  Interests in Collateralized Debt Obligations

        We sponsor CDOs in which we may retain a subordinated or equity interest and for which we serve as the collateral manager. When we sponsor a CDO, we establish a bankruptcy-remote special purpose entity that purchases a portfolio of assets that may consist of commercial mortgage loans and other real estate related securities and issues debt and equity certificates, representing interests in the special purpose entity. Certain of the CDOs that we have sponsored were initially structured, or have been restructured, as qualifying special purpose entities or "QSPEs" under SFAS No. 140 and, accordingly, are not consolidated in our financial statements.

        The CDOs that we have sponsored that have not been structured as QSPEs are variable interest entities under FIN 46(R). We have determined that we were not the primary beneficiary of any of these entities as of June 30, 2008 and, accordingly, have not consolidated them in our financial statements. These CDOs had total assets of $4.5 billion as of June 30, 2008. Our exposure to a loss relating to those CDOs was $4.0 million as of that date, representing the value of our retained interests in those entities.

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

  Property Type Diversification of Our Loan Portfolio

        The following table summarizes the composition of our loans held for sale and held for investment as of June 30, 2008 and December 31, 2007, in aggregate by property type (in thousands):

	June 30, 2008		December 31, 2007
Property Type	Amount	Percentage	Amount	Percentage
Multifamily	$3,397,566	25%	$2,828,286	19%
Office	2,726,434	20	3,052,122	21
Hospitality	1,727,996	13	1,558,172	11
Healthcare	1,589,772	12	1,611,729	11
Retail	1,522,485	11	2,808,654	19
Mixed-use and other(1)	2,498,554	19	2,845,272	19

Total	$13,462,807	100%	$14,704,235	100%

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

  Single Risk Exposures in Our Loan Portfolio

        We seek to minimize the size of our exposure to losses on a single loan by using credit approval limits and by developing loan distribution strategies before we commit to provide financing. As of June 30, 2008, we had 43 loan commitments that exceeded $50.0 million. Our aggregate commitments with respect to these 43 loans totaled $3.6 billion, of which $2.8 billion had been funded. Two of these loans are non-performing and maintained on non-accrual status. The gross commitment and funded amount related to these non-performing loans totaled $117.6 million as of June 30, 2008. The remaining 41 loans are performing loans.

  Originated Non-Performing Assets

        Our originated non-performing assets consist of all of our loans that are on non-accrual status and all real estate acquired through foreclosure, excluding any loans there were on non-accrual status at the time we acquired such loans for investment purposes. The following table presents information concerning our originated non-performing assets as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Gross principal balance	$346,821	$259,338
Basis adjustments before allowance for loan losses(1)	(104,881)	(50,898)
Specifically assigned allowance for loan losses	(16,022)	(6,919)

Carrying value	$225,918	$201,521

Carrying value as a percentage of total assets	1.1%	0.9%

Note:

(1)
Basis adjustments include valuation allowances and other discounts to carrying value, before deducting the allowance for loan losses.

  Acquired Non-Performing Assets

        We have acquired non-performing loans for investment purposes at substantial discounts to par. At the time of acquisition, these non-performing loans evidenced credit quality deterioration and the probability that not all contractually required payments would be collected. The carrying amount of these loans totaled $337.9 million and $358.4 million as of June 30, 2008 and December 31, 2007, respectively. We recognize an estimate of the accretable yield on these loans. The accretable yield is limited to the excess of the estimated undiscounted principal, interest and other expected cash flows over the acquisition price of the loans.

        We seek to maximize recovery on our acquired non-performing loans. However, the time and amount of our expected cash flows from such loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. We record an impairment loss if we determine there is a decrease in the expected cash flows for such acquired non-performing loans. The charges for impairments of acquired non-performing loans totaled $2.2 million and $1.4 million for the three months ended June 30, 2008 and 2007, and $6.2 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.

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

        We have implemented centralized risk management policies and processes that are intended to ensure that our market risk exposure is accurately measured, regularly monitored and appropriately managed on a company-wide basis and within individual market positions. Our market risk limits are established by our market risk management department. These limits are approved by our Asset/

Liability Management Committee. Our market risk exposure is measured using a variety of quantitative and qualitative risk measures and analyses, performed either daily or monthly, including value-at-risk measurements and sensitivity analyses. Price sensitivity metrics, portfolio valuations and correlation analyses are performed on a daily basis, while stress testing is performed on a monthly basis using the value-at-risk methodology explained below. Value-at-risk measures the impact on the value of existing portfolios of specified changes in market factors for all of our interest rate sensitive assets and liabilities. We also conduct a net interest income analysis, which estimates our net interest income sensitivity to immediate increases or decreases in interest rates of 100 and 200 basis points.

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

        As part of our effort to manage interest rate exposure in our lending business, we also enter into forward rate lock commitments that guarantee the interest rates that will be charged on the loans that we originate from time to time. During the guaranteed rate period, a forward rate lock commitment exposes us to the possibility that the value of the forward rate lock commitment and related loan will decrease due to a rise in interest rates. To protect against this risk, we generally enter into a hedging transaction when we enter into a forward rate lock commitment and require the borrower to reimburse any costs to us of unwinding the related hedge in the event that the related loan fails to close. While this risk management strategy helps protect us against risks associated with movements in interest rates, it exposes us to the risk that a borrower will be unable to reimburse us for our costs if we are required to unwind the related hedge. To limit our exposure to this risk, when entering into a hedging transaction for a forward rate lock commitment, we generally require a borrower to collateralize its obligations to us with cash collateral maintained in a margin account. We monitor our exposure under forward rate commitments and related hedging transactions on a daily basis. If our collateralized coverage falls below a specified level, we require a borrower to post additional cash collateral.

        We actively monitor our exposure to changes in CMBS spreads and, when appropriate, we may enter into CMBS total return swaps to moderate our exposure against losses associated with a widening of CMBS spreads, although such swaps may not result in a reduction of losses in certain instances. However, by entering into the swaps, we reduce the potential to benefit from gains associated with the narrowing of CMBS spreads. The use of CMBS total return swaps and other transactions to manage our exposure to CMBS spread risks also exposes us to the risk that our swap counterparties will default on their obligations to us as well as the risk that our strategy may not be successful.

Foreign Currency Risk

        We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. We are also exposed to risks associated with foreign currency exchange rates because we have various assets and liabilities that are denominated in foreign currencies, including borrowings under our senior credit facility and other borrowing facilities, and because we have subsidiaries and investments in other entities with retained earnings that are denominated in foreign currencies. As of June 30, 2008, our foreign currency exposure consisted primarily of exposure to changes in exchange rates between the U.S. dollar and the Euro in addition to the Japanese yen. We were to a lesser extent subject to risks associated with movements in exchange rates between the U.S. dollar and pounds sterling, Taiwanese dollars, Chinese renminbi, Canadian dollars, Mexican pesos, Indian rupees and Filipino pesos.

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

Derivative Counterparty Exposure

        The use of derivative instruments to manage and mitigate our exposure to market risks exposes us to the risk that counterparties to derivative transactions will fail to perform their obligations under the derivative instruments. Because obligations under our derivative instruments are determined by reference to interest rates, CMBS spreads and foreign currency exchange rates, our exposure to a risk of loss from defaults by counterparties to our derivative transactions is impacted by movements in interest rates, CMBS spreads and foreign currency exchange rates. To manage our credit exposures to counterparties to our derivative transactions, before we enter into derivative transactions, we negotiate and execute industry standard agreements that govern the maximum credit exposure that we will assume with respect to counterparties in derivative transactions. We measure our credit exposure to counterparties under our derivative instruments on a daily basis. If exposures with respect to counterparties exceed agreed-upon thresholds, we make margin calls under which the counterparties are required to post collateral in order to bring our credit exposure to them within the agreed-upon ranges.

Value-at-Risk Analysis

        We use a statistical methodology known as value-at-risk, which we refer to as "VaR," as one of our tools for measuring, monitoring and reviewing our market risk exposure. VaR measures the dollar amount of potential losses in fair value from adverse movements in interest rates and credit spreads in an ordinary market. Our VaR model uses a distribution of historical changes in key market indices or other market factors to assess the potential for future losses. Our VaR model also takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another. We measure VaR using a 95% confidence interval and an assumed one-month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by our VaR model in only one out of every 20 months. We believe that our VaR analysis captures all of our significant market risk exposures resulting from our interest rate and credit spread sensitive positions. The following table represents the maximum, average and minimum potential VaR losses measured for the three and six months ended June 30, 2008 and 2007. This analysis has been presented for illustrative purposes only and does not represent our current views as to future movements in interest rates and credit spreads. The table shows a greater variation in our potential VaR losses for the three and six months ended June 30, 2008 compared to the same periods in 2007 as a result of adverse market conditions experienced during the six months ended June 30, 2008. In addition, the unwinding of a mortgage escrow balance hedging strategy further increased this disparity.

	Three Months Ended June 30,		Six Months Ended June 30,
Value-at-Risk	2008	2007	2008	2007
Maximum	$55,264	$21,935	$60,868	$21,935
Average	$53,061	$20,203	$54,373	$17,403
Minimum	$50,661	$18,662	$45,844	$11,963

Net Interest Income Sensitivity Analysis

        While VaR measures the risk of loss due to unlikely events in an ordinary market, a sensitivity analysis measures exposure to an isolated hypothetical movement in one or more specific market prices, rates or indices. To measure our exposure to volatility in net interest income, we perform a sensitivity analysis on a monthly basis that considers isolated hypothetical movements in specific market rates for each currency in which we transact business. The first table reflects our sensitivity to sudden shifts in short-term rates in all currencies in which we transact business, taking into consideration our asset and liability positions on our consolidated balance sheet and the derivative instruments that we use to mitigate market risk as of June 30, 2008. The second table reflects our sensitivity to similar movements in U.S. interest rates on the trust fee income earned on escrow balances as of June 30, 2008. Both tables measure the impact on net interest income over the next 12 months. These analyses have been presented for illustrative purposes only and do not represent our current views as to future interest rate movements.

	Annualized Impact on Net Interest Income
Currency	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
U.S. dollars	$5,287	$2,643	$(2,643)	$(5,287)
Japanese yen(1)	5,493	2,746	(5,493)	(10,986)
Pounds sterling	942	471	(471)	(942)
Euro	(7,758)	(3,879)	3,879	7,758
Canadian dollars	(122)	(61)	61	122
Mexican pesos	1,162	581	(581)	(1,162)
Taiwanese dollars	929	465	(465)	(929)
Filipino pesos	161	81	(81)	(161)
Chinese renminbi	(128)	(64)	64	128
Indian rupees	(20)	(10)	10	20

All currencies	$5,946	$2,973	$(5,720)	$(11,439)

Note:

(1)
Due to the current Japanese yen LIBOR rates being at or below 1%, the decreases used in the table above were 25 basis points and 50 basis points, respectively; and the increases were 50 basis points and 100 basis points, respectively.

	Annualized Impact on Net Interest Income
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
Escrow balances	$(61,917)	$(30,958)	$30,958	$61,917

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

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

        As part of our efforts to address the identified weaknesses and deficiencies, emphasis has been placed upon recruiting for key financial positions. Several of these key positions were filled during 2007 and the first half of 2008. The Company expects to continue recruiting for additional roles during the remainder of 2008. We also initiated projects in the second half of 2007 which are ongoing and are designed to improve financial processes, information flows and controls. Additional projects are being developed to improve accounting policies designed to ensure company-wide compliance with interpretation of accounting rules.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Investigation Bureau of the Ministry of Justice of Taiwan presented one of our Taiwan-based subsidiaries with a search warrant in June 2008, authorizing a search for documents relating to a 2005 transaction involving a purchase of non-performing loan and real estate assets from Bowa Bank, a Taiwanese bank. Bowa Bank was taken over by the Central Deposit Insurance Corporation in August 2007 as part of an insolvency proceeding. The Investigation Bureau is reviewing a number of transactions entered into by Bowa Bank prior to its insolvency. According to the search warrant, this case relates to an investigation of potential violation of the Banking Law and the Securities and Exchange Law. An officer of this Taiwan subsidiary was also questioned as a witness in connection with the investigation. No criminal or civil claims have been brought against us or any of our employees in connection with these matters. We are cooperating with the investigation.

        We may be subject to potential liability under various legal actions that are pending or that may be asserted against us in the ordinary course of business. While the outcomes of the various pending legal actions are not certain, based on present assessments, management does not believe that they will have a material adverse effect on our business.

Item 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the second quarter of 2008, we sold 110,532 shares of our common stock, par value $0.001 per share, or "Shares," granted non-qualified stock options, or "Options," to purchase 110,000 additional Shares, and issued 24,276 hypothetical shares, or "Hypothetical Shares," or 244,808 equity securities in the aggregate, in the transactions described below. The Options include a combination of time-based options and performance-based options having a weighted average exercise price of $6.09 per Share. The time-based options generally vest and become exercisable ratably on each of the first five anniversaries of the option grant date, except as otherwise determined by our board of directors. The performance-based options vest and become exercisable ratably at the end of each of the five fiscal years occurring after the option grant date only if we achieve certain return on equity performance targets. If a performance target is missed in any one year, but in a subsequent year the cumulative actual performance for prior years equals or exceeds the annual performance targets for those years, all performance-based options that did not vest will vest and become exercisable, as if all prior annual targets had been met. The Hypothetical Shares are held in separate accounts and are valued to be equal to the fair value of a share of our common stock. Hypothetical Shares are paid out at fair market value upon termination or a change of control and may be paid in cash or current shares at our election. The Shares were sold, the Options were granted and the Hypothetical Shares were issued in the following transactions, which were exempt from the registration requirements of the Securities Act of 1933, as amended, and, in particular pursuant to Rule 4(2). No underwriters were employed in any of these transactions.

  1.
  On April 9, 2008, we issued and sold 50,000 Shares and granted Options to purchase 50,000 Shares to one of our employees for aggregate consideration of $305,500.

  2.
  On April 25, 2008, we issued and sold 50,000 Shares and granted Options to purchase 50,000 Shares to one of our employees for aggregate consideration of $305,500.

  3.
  On May 8, 2008, we issued 24,276 Hypothetical Shares to 10 of our directors for aggregate deferred compensation of $142,500.

  4.
  On May 8, 2008, we issued and sold 532 Shares to one of our directors for aggregate consideration of $3,123.

  5.
  On May 8, 2008, we issued and sold 10,000 Shares and granted Options to purchase 10,000 Shares to one of our employees for aggregate consideration of $58,700.

Item 3.    Defaults upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        On July 28, 2008, Linda A. Pickles, our Executive Vice President and Chief Administrative Officer, advised us of her intention to resign from all of her positions with us. She is currently responsible for our human resources, communications, facilities and community initiatives activities worldwide. Ms. Pickles will continue to serve as Chief Administrative Officer until a replacement has been hired and we have completed a successful transition.

Item 6.    Exhibits

        The exhibits filed as a part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4/A filed on March 14, 2008.
3.2	Amended and Restated By-laws of Capmark Financial Group Inc.
10.1
Confidential Release and Waiver of Claims by and among Brian R. DiDonato, Capmark Investments LP and Capmark Financial Group Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2008.
10.2
Amendment No. 2 to the Credit Agreement, dated as of June 30, 2008, among Capmark Financial Group Inc., a Nevada corporation (the "Company"), the subsidiaries of the Company, certain financial institutions and other institutional lenders party thereto (the "Lenders"), and Citibank, N.A., as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2008.
10.3
Amendment No.2 to the Bridge Loan Agreement, dated as of June 30, 2008, among the Company, the financial institutions and other institutional lenders party thereto (the "Bridge Lenders"), and Citicorp North America, Inc., as administrative agent for the Bridge Lenders, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2008.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capmark Financial Group Inc.
Date: August 13, 2008	/s/ WILLIAM F. ALDINGER III
Name: William F. Aldinger III Title: President and Chief Executive Officer
Date: August 13, 2008	/s/ GREGORY J. MCMANUS
Name: Gregory J. McManus Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4/A filed on March 14, 2008.
3.2	Amended and Restated By-laws of Capmark Financial Group Inc.
10.1
Confidential Release and Waiver of Claims by and among Brian R. DiDonato, Capmark Investments LP and Capmark Financial Group Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 22, 2008.
10.2
Amendment No. 2 to the Credit Agreement, dated as of June 30, 2008, among Capmark Financial Group Inc., a Nevada corporation (the "Company"), the subsidiaries of the Company, certain financial institutions and other institutional lenders party thereto (the "Lenders"), and Citibank, N.A., as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2008.
10.3
Amendment No.2 to the Bridge Loan Agreement, dated as of June 30, 2008, among the Company, the financial institutions and other institutional lenders party thereto (the "Bridge Lenders"), and Citicorp North America, Inc., as administrative agent for the Bridge Lenders, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2008.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

QuickLinks

CAPMARK FINANCIAL GROUP INC. Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Balance Sheet (unaudited) (in thousands, except share amounts)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Operations (unaudited) (in thousands, except per share data)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Operations (unaudited) (in thousands, except per share data)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited) (in thousands)
CAPMARK FINANCIAL GROUP INC. Condensed Consolidated Statement of Cash Flows (unaudited) (in thousands)
CAPMARK FINANCIAL GROUP INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidating Balance Sheet June 30, 2008 (in thousands)
Condensed Consolidating Balance Sheet December 31, 2007 (in thousands)
Condensed Consolidating Statement of Operations Three months ended June 30, 2008 (in thousands)
Condensed Consolidating Statement of Operations Three months ended June 30, 2007 (in thousands)
Condensed Consolidating Statement of Operations Six months ended June 30, 2008 (in thousands)
Condensed Consolidating Statement of Operations Six months ended June 30, 2007 (in thousands)
Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2008 (in thousands)
Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2007 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX