Form 10-Q
period 2008-09-30
Capmark Financial Group Inc.
filed 2008-11-10
CIK 1406508

Use these links to rapidly review the document
CAPMARK FINANCIAL GROUP INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        As of October 31, 2008, 431,399,894 shares of the Registrant's common stock, par value of $.001 per share, were outstanding.

CAPMARK FINANCIAL GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Balance Sheet (unaudited)

(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
Assets
Cash, cash equivalents and restricted cash	$1,767,572	$1,436,752
Accounts and other receivables	402,931	470,669
Investment securities:
Trading	153,986	185,692
Available for sale	910,413	949,682
Loans held for sale	5,003,315	7,783,769
Loans held for investment, net of allowance for loan losses of $69.4 million and $28.8 million as of September 30, 2008 and December 31, 2007	8,048,169	6,891,714
Real estate investments	1,788,442	1,748,555
Equity investments	1,744,062	1,984,140
Mortgage servicing rights	827,812	890,550
Current taxes receivable	174,231	201,916
Deferred tax assets	233,645	32,029
Goodwill and other intangible assets, net	171,772	182,549
Other assets	483,690	506,379

Total assets	$21,710,040	$23,264,396

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$2,601,211	$3,832,637
Collateralized borrowings in securitization trusts	232,714	260,524
Other long-term borrowings	8,306,961	8,047,162
Deposit liabilities	5,970,452	5,552,607
Real estate syndication proceeds and related liabilities	1,307,921	1,563,151
Accounts payable and other liabilities	745,196	1,069,068

Total liabilities	19,164,455	20,325,149

Commitments and Contingent Liabilities	—	—
Minority Interest	266,125	330,196
Mezzanine Equity	94,251	102,418
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 650,000,000 shares authorized; 412,900,181 shares issued and outstanding as of September 30, 2008 and 412,898,576 shares issued and outstanding as of December 31, 2007	413	413
Capital paid in excess of par value	2,063,772	2,050,361
Retained earnings	117,258	418,876
Accumulated other comprehensive income, net of tax:
Net unrealized (loss) gain on investment securities and derivative instruments	(14,112)	17,536
Net foreign currency translation adjustment	17,878	19,447

Total accumulated other comprehensive income, net of tax	3,766	36,983

Total stockholders' equity	2,185,209	2,506,633

Total liabilities and stockholders' equity	$21,710,040	$23,264,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2008	Three months ended September 30, 2007
Net Interest Income
Interest income	$227,861	$329,137
Interest expense	188,360	247,034

Net interest income	39,501	82,103
Provision for loan losses	39,643	11,721

Net interest income after provision for loan losses	(142)	70,382

Noninterest Income
Net (losses) gains:
Net (losses) on loans	(123,726)	(85,751)
Net (losses) gains on investments and real estate	(63,332)	4,453
Other gains, net	46,165	15,934
Mortgage servicing fees	42,157	51,164
Placement fees	15,293	15,356
Investment banking fees and syndication income	52,276	47,637
Asset management fees	18,666	19,810
Trust fees	34,164	55,059
Other fees	4,385	12,106
Equity in (loss) income of joint ventures and partnerships	(13,892)	(8,454)
Net real estate investment and other income	27,019	29,133

Total noninterest income	39,175	156,447

Net revenue	39,033	226,829

Noninterest Expense
Compensation and benefits	77,066	112,793
Amortization of mortgage servicing rights	34,528	33,545
Occupancy and equipment	10,356	23,868
Professional fees	25,523	28,491
Other expenses	26,479	22,850

Total noninterest expense	173,952	221,547

(Loss) income before minority interest and income tax (benefit) provision	(134,919)	5,282
Minority interest income	14,580	29,569

(Loss) income before income tax (benefit) provision	(120,339)	34,851
Income tax (benefit) provision	(30,890)	8,270

Net (Loss) Income	$(89,449)	$26,581

Basic net (loss) income per share:
Net (loss) income per share	$(0.21)	$0.06
Weighted average shares outstanding	431,562	433,875
Diluted net (loss) income per share:
Net (loss) income per share	$(0.21)	$0.06
Weighted average shares outstanding	431,562	434,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net Interest Income
Interest income	$741,676	$907,829
Interest expense	588,495	667,178

Net interest income	153,181	240,651
Provision for loan losses	57,662	23,431

Net interest income after provision for loan losses	95,519	217,220

Noninterest Income
Net (losses) gains:
Net (losses) on loans	(523,110)	(18,809)
Net (losses) gains on investments and real estate	(92,328)	55,929
Other gains, net	112,982	78,112
Mortgage servicing fees	142,429	155,315
Placement fees	50,765	56,731
Investment banking fees and syndication income	81,203	79,488
Asset management fees	57,881	85,888
Trust fees	100,878	142,358
Other fees	9,858	43,938
Equity in (loss) income of joint ventures and partnerships	(51,950)	87,705
Net real estate investment and other income	73,358	77,364

Total noninterest income	(38,034)	844,019

Net revenue	57,485	1,061,239

Noninterest Expense
Compensation and benefits	243,127	321,305
Amortization of mortgage servicing rights	103,896	95,875
Occupancy and equipment	53,139	67,877
Professional fees	85,687	71,157
Other expenses	96,648	90,321

Total noninterest expense	582,497	646,535

(Loss) income before minority interest and income tax (benefit) provision	(525,012)	414,704
Minority interest income	54,255	44,375

(Loss) income before income tax (benefit) provision	(470,757)	459,079
Income tax (benefit) provision	(179,938)	167,564

Net (Loss) Income	$(290,819)	$291,515

Basic net (loss) income per share:
Net (loss) income per share	$(0.67)	$0.67
Weighted average shares outstanding	432,253	432,959
Diluted net (loss) income per share:
Net (loss) income per share	$(0.67)	$0.67
Weighted average shares outstanding	432,253	433,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)

(in thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Common Stock
Balance at beginning of period	$413	$413

Balance at end of period	413	413

Capital Paid in Excess of Par Value
Balance at beginning of period	2,050,361	2,034,875
Additional shares issued	9	509
Stock-based compensation expense	13,685	12,528
Other	(283)	(309)

Balance at end of period	2,063,772	2,047,603

Retained Earnings
Balance at beginning of period	418,876	144,144
Cumulative effect of adopting FASB Interpretation No. 48	—	(9,535)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159	(9,805)	—
Net (loss) income	(290,819)	291,515
Other	(994)	2,564

Balance at end of period	117,258	428,688

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	36,983	49,793
Net unrealized loss on investment securities and derivative instruments	(31,648)	(1,836)
Net foreign currency translation adjustment	(1,569)	874

Balance at end of period	3,766	48,831

Total Stockholders' Equity	$2,185,209	$2,525,535

Comprehensive (Loss) Income
Net (loss) income	$(290,819)	$291,515
Other comprehensive loss	(33,217)	(962)

Comprehensive (loss) income	$(324,036)	$290,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Operating Activities
Net cash provided by (used in) operating activities	$2,148,814	$(3,271,246)

Investing Activities
Net decrease (increase) in restricted cash	65,355	(129,057)
Proceeds from sales of investment securities classified as available for sale	13,918	513,098
Repayments of investment securities classified as available for sale	90,668	233,138
Purchases of investment securities classified as available for sale	(110,342)	(458,195)
Repayments of loans held for investment	1,191,270	2,014,135
Origination/purchase of loans held for investment	(2,374,954)	(1,761,741)
Proceeds from sales of real estate investments	128,128	230,224
Purchases of real estate investments	(144,217)	(661,604)
Net purchases of property and equipment	(5,004)	(7,393)
Proceeds from sales of/capital distributions from equity investments	117,147	552,320
Purchases of equity investments	(166,472)	(837,646)
Purchases of mortgage servicing rights	(12,520)	(92,000)
Sales of mortgage servicing rights	—	43,213
Other investing activities, net	(2,048)	(1,504)

Net cash used in investing activities	(1,209,071)	(363,012)

Financing Activities
Net (decrease) increase in short-term borrowings	(1,093,637)	1,361,059
Proceeds from issuance of collateralized borrowings in securitization trusts	—	47,608
Repayments of collateralized borrowings in securitization trusts	(5,425)	(1,275,535)
Proceeds from issuance of other long-term borrowings	892,601	3,944,670
Repayments of other long-term borrowings	(812,097)	(3,539,164)
Net increase in deposit liabilities	414,840	3,897,355
Real estate syndication proceeds received	37,543	217,656
Minority interest proceeds	9,819	103,999
(Repurchases of)/proceeds from issuance of mezzanine equity and additional common shares	(9,435)	2,031
Other financing activities, net	14,951	11,002

Net cash (used in) provided by financing activities	(550,840)	4,770,681

Effect of Foreign Exchange Rates on Cash	7,271	13,511

Net Increase in Cash and Cash Equivalents	396,174	1,149,934
Cash and Cash Equivalents, Beginning of Period(1)	1,204,477	325,804

Cash and Cash Equivalents, End of Period(1)	$1,600,651	$1,475,738

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(63,531)	$285,339
Interest paid	611,118	507,682

(1)
Cash and cash equivalents exclude restricted cash of $166.9 million as of September 30, 2008, $232.3 million as of December 31, 2007 and $382.0 million as of September 30, 2007.

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

        Prior to March 23, 2006, the Company was an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation ("GMAC"). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the "Sponsors") acquired a controlling equity stake in the Company from a subsidiary of GMAC. In connection with the acquisition, the percentage ownership interests of both the Sponsors and GMAC were reduced proportionately by the sale of common stock to certain employees of the Company who acquired an initial aggregate equity interest of approximately four percent. As a result of subsequent sales of common stock to those and additional employees and certain non-employee directors (collectively, the "Management Stockholders"), less repurchases of common stock from those employees no longer with the Company, the Sponsors own a majority interest of approximately 75 percent, the Management Stockholders own an equity interest of approximately four percent and a subsidiary of GMAC owns an equity interest of approximately 21 percent as of September 30, 2008. The aforementioned changes in ownership will be referred to as the "Sponsor Transactions" in these notes to the condensed consolidated financial statements.

2. Risks and Uncertainties

        The Company's primary business risks include: credit risk, liquidity risk, interest rate and other market risks, and operational risk and, other than as updated below, are more fully described in Note 2 to the Company's 2007 audited consolidated financial statements included in the Company's prospectus filed with the Securities Exchange Commission ("SEC") on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov. Management of these risks affects both the level and stability of the Company's earnings. An update on liquidity risk is described below:

        The Company's ability to access the capital markets and other sources of secured and unsecured funding, which is critical to the Company's ability to do business, has been and could continue to be adversely affected by recent events in the global markets and in the economy. Global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. The Company's cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may adversely affect the Company's liquidity and financial condition. For additional information on factors that may affect the Company's liquidity and financial condition, see the information provided under the heading "Risk Factors" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended.

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

        In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

  Sale of Operations

        In February 2007, the Company sold a majority of its affordable housing debt platform to an unaffiliated buyer for approximately $500 million in cash and the buyer also assumed approximately $700 million of related financing obligations. The Company recognized a pre-tax gain on sale of approximately $65.3 million and reported the gain as a component of other gains, net in the condensed consolidated statement of operations. At the time of the transaction, the Company retained approximately $300 million of investment securities associated with the affordable housing debt platform that were not included in the sale. The earnings and cash flows of the entire affordable housing debt platform are fully consolidated in the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007. The affordable housing debt platform was not classified as a discontinued operation because its operations and cash flows could not be clearly distinguished from the rest of the Company. The affordable housing debt platform was included in the North American Affordable Housing business segment. See Note 20 for segment information.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

Significant Accounting Policies and Recently Issued Accounting Standards

        The Company's significant accounting policies are disclosed in Note 3 to its 2007 audited consolidated financial statements. There have been no significant changes to the Company's significant accounting policies, except that on January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," or "SFAS No. 157," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," as more fully discussed below and in Note 14 to these condensed consolidated financial statements.

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

        The Company also adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 permits an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value and the fair value of financial assets and financial liabilities for which the fair value option was elected be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008. See Note 14 for additional information.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or "SFAS No. 162," which, when effective, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective November 15, 2008, which is 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of SFAS No. 162 is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or "FSP EITF 03-6-1." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share," or "SFAS No. 128." This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," or "FSP

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

FAS 133-1 and FIN 45-4." FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133," to require certain disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," or "FIN 45," to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies that, as noted above, SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the potential impact of FSP FAS 133-1 and FIN 45-4 on the disclosures included in the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," or "FSP FAS 157-3." FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP became effective upon issuance. The Company has considered this guidance in measuring the fair value of its assets and liabilities in these condensed consolidated financial statements.

4. Investment Securities

        Investment securities include: commercial mortgage-backed securities ("CMBS"); asset-backed securities ("ABS"); collateralized debt obligations ("CDOs"), which may be collateralized by CMBS, ABS, unsecured real estate investment trust debt and other real estate related investments; tax-exempt securities; certain Japanese bonds ("TMK securities"); mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac (government sponsored enterprise or "GSE securities"); U.S. Treasury securities; and other investment securities.

        The following table summarizes the Company's investment securities classified as available for sale as of September 30, 2008, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Beneficial interests in CMBS, ABS and CDOs	$89,213	$6,813	$(9,713)	$86,313
Tax-exempt securities	270,624	224	(14,947)	255,901
TMK securities	323,869	19	(5,070)	318,818
GSE securities	236,577	21	(7,599)	228,999
U.S. Treasury and other securities	20,737	24	(379)	20,382

Total	$941,020	$7,101	$(37,708)	$910,413

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

        The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities classified as available for sale and the related proceeds received on such sales (in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Gains recognized	$—	$1,297	$624	$22,418
Losses recognized	—	(6,416)	(9)	(6,416)

Net (losses) gains	$—	$(5,119)	$615	$16,002

Proceeds received	$—	$159,829	$13,918	$215,427

        The gains and losses were recorded as a component of net (losses) gains on investments and real estate in the condensed consolidated statement of operations. The proceeds received for the three and nine months ended September 30, 2007 do not include the transfer of investment securities in connection with the Company's sale of a majority of its affordable housing debt platform in February 2007.

        On a quarterly basis, the Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. The Company's evaluation includes a credit analysis of its investment securities based on the preparation of cash flow projections and relevant market information. Impairments considered other-than-temporary typically result from a decline in the projected cash flows due to increased loss projections and the Company's determination that the impairments will not otherwise be recovered. As a result of the Company's evaluation, and its conclusion that the fair value of certain investment securities was less than the amortized cost of those securities, the Company recognized charges for declines in value in certain investment securities classified as available for sale, primarily consisting of beneficial interests in CMBS, ABS and CDOs. These charges totaled $0.9 million and $5.5 million for the three months ended September 30, 2008 and 2007, respectively, and $9.5 million and $9.6 million for the nine months ended September 30, 2008 and 2007, respectively, and are reported as a component of net losses on investments and real estate in the condensed consolidated statement of operations.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

4. Investment Securities (Continued)

        In addition to the other-than-temporary impairment charges referred to above, and in light of difficult market conditions, including significant liquidity constraints in the CMBS, ABS and CDO markets, the Company has determined that the fair value of some of its investment securities had declined below amortized cost and has reflected the corresponding unrealized losses on those securities in the tables below. Based on its quarterly evaluation process, the Company concluded that the unrealized losses in the tables below were temporary declines in fair value due to unfavorable market conditions and were not reflective of credit deterioration. In determining that the carrying values are fully recoverable over the expected holding periods, the Company performed credit analyses in relation to these investment securities and has considered the risks and uncertainties regarding future declines in fair value as well as the potential effects that declines in fair value would have on the Company's liquidity. The Company has the intent and believes it has the ability to hold these securities until they recover in value and that (after giving effect to the impairment charges referred to above) the Company will fully realize the remaining amortized cost of the investment securities. Therefore, the Company concluded that the unrealized losses reflected in the tables below were not considered other-than-temporary.

        The following table summarizes the fair value and gross unrealized losses of the Company's investment securities classified as available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Beneficial interests in CMBS, ABS and CDOs	$17,549	$(5,814)	$13,674	$(3,899)	$31,223	$(9,713)
Tax-exempt securities	210,136	(14,737)	1,627	(210)	211,763	(14,947)
TMK securities	199,343	(3,706)	56,688	(1,364)	256,031	(5,070)
GSE securities	135,434	(3,810)	91,964	(3,789)	227,398	(7,599)
U.S. Treasury and other securities	15,582	(312)	1,033	(67)	16,615	(379)

Total	$578,044	$(28,379)	$164,986	$(9,329)	$743,030	$(37,708)

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

5. Loans Held for Sale

        The following table summarizes the Company's loans held for sale as of September 30, 2008 and December 31, 2007, by loan type, carried at fair value as of September 30, 2008 and at the lower of amortized cost or fair value as of December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Floating rate mortgage loans	$3,963,040	$6,653,675
Fixed rate mortgage loans	1,019,524	1,118,042
Construction loans	20,751	12,052

Total	$5,003,315	$7,783,769

        In connection with the Company's adoption of SFAS No. 159, the Company's loans held for sale are accounted for at fair value as of September 30, 2008. Approximately $26.8 million of loans held for sale in the Philippines continue to be accounted for at the lower of amortized cost or fair value as of September 30, 2008 due to the highly specialized nature of the underlying loan agreements, which do not readily lend themselves to reliable fair value estimation.

        The Company periodically reviews its loan portfolio to determine whether any changes in classification should be made between "held for sale" and "held for investment." The Company classifies a loan as "held for investment" when it intends to hold the loan for the foreseeable future or until maturity or payoff. The Company defines "foreseeable future" based upon what it believes to be reasonable under the circumstances, including events and conditions that the Company can reasonably anticipate. The Company considers many factors in determining what is the "foreseeable future" including: its financial condition and liquidity positions; its anticipated capital requirements; its business strategy and operating plans; the current and expected economic environment and market conditions; and the nature and type of loans, including expected durations. The consideration of many of these factors requires the Company to make forward-looking evaluations for a period of time not less than twelve months. Beyond the twelve-month period, the Company is less confident in its ability to predict all future events. If the Company is aware of any specific events which are likely to occur beyond the twelve-month period but prior to a loan's maturity or payoff, the Company considers such events in its evaluation. Based upon its analysis of the factors and all other relevant information, the Company determines whether the loan should be classified as "held for sale" or "held for investment." No loans were transferred from "held for sale" to "held for investment" during the three and nine months ended September 30, 2008. During the three months ended September 30, 2007, approximately $2.3 billion of loans were transferred from "held for sale" to "held for investment" at the lower of amortized cost or fair value. The amortized cost basis of such loans exceeded estimated fair value by approximately $28.3 million.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

6. Loans Held for Investment

        The following table summarizes the Company's loans held for investment as of September 30, 2008 and December 31, 2007, by loan type (in thousands):

	September 30, 2008	December 31, 2007
Floating rate mortgage loans	$5,848,959	$5,172,955
Fixed rate mortgage loans	728,872	579,909
Construction loans	1,230,909	809,234
Acquired non-performing loans	308,786	358,368

Total	8,117,526	6,920,466
Allowance for loan losses	(69,357)	(28,752)

Net	$8,048,169	$6,891,714

        The "Total" amounts set forth in the table above are equal to the unpaid principal balance of the loans less the amount of any market valuation adjustments taken on any loans that were previously classified as held for sale and other discounts to carrying value. The aggregate amount of such adjustments/discounts for all loans held for investment was $80.2 million and $106.6 million as of September 30, 2008 and December 31, 2007, respectively.

        The Company's allowance for loan losses is established, monitored and maintained on the basis of past loan experience, the current composition of the portfolio, historical credit migration, property type diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

        The following table summarizes activity related to the Company's allowance for loan losses (in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Balance at beginning of period	$37,817	$69,521	$28,752	$61,715
Provision for loan losses	39,643	11,721	57,662	23,431
Loans charged off	(7,955)	(5,316)	(14,123)	(10,726)
Foreign currency translation adjustment	(148)	2,915	102	3,677
Transfers and other	—	154	(3,036)	898

Balance at end of period	$69,357	$78,995	$69,357	$78,995

        The decline in the allowance for loan losses subsequent to September 30, 2007 was primarily due to the charge-off of a fully-reserved loan in the fourth quarter of 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

6. Loans Held for Investment (Continued)

        The following table summarizes information about loans originated by the Company that are held for investment and have specifically been identified as being impaired as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Impaired loans with an allowance for loan losses	$145,772	$56,761
Impaired loans without an allowance for loan losses	31,793	44,474

Total impaired loans	177,565	101,235
Allowance for loan losses on impaired loans	(33,460)	(6,919)

Net impaired loans	$144,105	$94,316

        The allowance for loan losses on impaired loans is included in the Company's overall allowance for loan losses. The Company does not recognize interest income on impaired loans.

        As discussed in Note 3 to its 2007 audited consolidated financial statements, the Company purchased non-performing loans at significant discounts to the loans' unpaid principal balance, principally in Asia. At the time of acquisition, these loans evidenced credit quality deterioration and the probability that not all contractual payments would be collected. The Company established an allowance for loan losses on acquired non-performing loans of $3.7 million as of September 30, 2008. In addition, charges for impairments of acquired non-performing loans totaled $7.9 million and $5.4 million for the three months ended September 30, 2008 and 2007, respectively, and $14.1 million and $9.4 million for the nine months ended September 30, 2008 and 2007, respectively.

7. Real Estate Investments

        Real estate investments include real estate held for investment, held for sale and acquired through foreclosure. The Company's accounting policy with respect to real estate investments is discussed in Note 3 to its 2007 audited consolidated financial statements. The following table summarizes the Company's real estate investments as of September 30, 2008 and December 31, 2007, by classification (in thousands):

	September 30, 2008	December 31, 2007
Held for investment, net of depreciation	$1,368,559	$1,606,730
Held for sale	309,350	67,292
Acquired through foreclosure	110,533	74,533

Total	$1,788,442	$1,748,555

        During the three months ended September 30, 2008 approximately $247.3 million of real estate held for investment in the Company's Asian Operations business segment was reclassified as held for sale reflecting management's intention to sell these investments within the next twelve months as part of its previously disclosed efforts to reduce loan and investment portfolios in that region.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

8. Equity Investments

        The following table summarizes the Company's equity investments as of September 30, 2008 and December 31, 2007, by investment type (in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent of portfolio	Amount	Percent of portfolio
Investments in affordable housing partnerships in the United States	$741,570	43%	$942,176	48%
Investments in real estate equity investment funds in the United States	431,740	25	491,941	25
Investments in real estate projects, joint ventures and real estate equity investment funds in Europe	152,542	9	162,487	8
Investments in other real estate ventures in the United States	162,182	9	154,062	8
Investments in non-performing commercial loan and real estate joint ventures, principally in Asia	134,739	8	148,239	7
Investments in CMBS and debt investment funds, with collateral principally in the United States	60,938	3	66,095	3
Other(1)	60,351	3	19,140	1

Total	$1,744,062	100%	$1,984,140	100%

Note:

(1)
Includes an investment in the capital stock of the Federal Home Loan Bank of Seattle in the amount of $56.2 million and $14.0 million as of September 30, 2008 and December 31, 2007, respectively.

9. Mortgage Servicing Rights

        The following table summarizes activity related to the Company's mortgage servicing rights (in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Balance at beginning of period	$850,056	$880,085	$890,550	$829,011
Additions	12,407	26,492	41,430	142,117
Amortization	(34,528)	(33,545)	(103,896)	(95,875)
Other	(123)	(189)	(272)	(2,410)

Balance at end of period	$827,812	$872,843	$827,812	$872,843

        Based on the Company's quarterly impairment analyses, the Company did not have a valuation allowance related to mortgage servicing rights in any period presented.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

10. Goodwill and Other Intangible Assets

        The Company recorded scheduled amortization expense on its other intangible assets of $3.4 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and $10.0 million and $12.7 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense on other intangible assets is reported as a component of other expenses in the condensed consolidated statement of operations.

        The Company recorded goodwill impairment of $0.7 million for the nine months ended September 30, 2008 in connection with the sale of significant interests in 39 loans in its European Operations business segment, and $0.4 million for the nine months ended September 30, 2007 in connection with exiting its tender option bond program. Goodwill impairment is reported as a component of other expenses in the condensed consolidated statement of operations.

11. Short-term and Long-term Borrowings

        The following table summarizes the Company's outstanding borrowings as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Short-term borrowings	$2,601,211	$3,832,637
Collateralized borrowings in securitization trusts	232,714	260,524
Other long-term borrowings	8,306,961	8,047,162

Total	$11,140,886	$12,140,323

        Included in other long-term borrowings are approximately $1.1 billion and $1.7 billion of indebtedness as of September 30, 2008 and December 31, 2007, respectively, associated with the Company's bridge loan due in March 2009. In the second quarter of 2008, the Company repaid $600.0 million of outstanding indebtedness under the bridge loan agreement. Subsequent to the end of the third quarter, in response to volatile conditions in the credit markets, the Company drew down substantially all of the remaining funds available under its $2.75 billion revolving credit facility. The Company also paid down $300.0 million of its bridge loan, with the remaining outstanding principal balance of approximately $800.0 million due in March 2009.

        In the second quarter of 2008, the Company repurchased and retired $100.0 million of its outstanding floating rate senior notes due 2010 as authorized by its board of directors. The notes were purchased at a discount to the outstanding principal amount resulting in a gain of $14.3 million, net of unamortized issuance costs. The gain is reported as a component of other gains, net in the condensed consolidated statement of operations for the nine months ended September 30, 2008. The Company's outstanding senior notes are included in other long-term borrowings in the above table.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

11. Short-term and Long-term Borrowings (Continued)

        The following table summarizes the carrying value of the Company's assets that are pledged as collateral for the payment of related secured borrowings as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Loans held for sale	$1,826,021	$2,648,612
Loans held for investment	4,721,166	1,435,105
Investment securities classified as trading	51,954	57,074
Investment securities classified as available for sale	208,453	239,195
Real estate investments	818,843	555,934
Other	76,870	8,477

Total assets pledged as collateral	$7,703,307	$4,944,397

Related secured borrowings	$2,493,373	$3,081,723

        The increase in assets pledged as collateral from December 31, 2007 was primarily due to the increased secured borrowings by Capmark Bank ("Capmark Bank US"), a wholly-owned subsidiary of the Company, from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of Seattle, as required under the terms of their borrowing programs. The following table bifurcates total assets, the carrying value of assets pledged as collateral (substantially consisting of loans) and related secured borrowings for Capmark Bank US and for the rest of the Company as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Capmark Bank US:
Total assets	$8,594,882	$7,341,108
Total assets pledged as collateral	5,804,415	1,297,678
Related secured borrowings	1,226,503	550,000
Non-Capmark Bank US:
Total assets	13,115,158	15,923,288
Total assets pledged as collateral	1,898,892	3,646,719
Related secured borrowings	1,266,870	2,531,723

        The amounts shown above for Non-Capmark Bank US include total assets pledged as collateral related to the consolidation of certain LIHTC partnerships and assets collateralized in securitization trusts, in the aggregate, of $518.7 million and $701.0 million as of September 30, 2008 and December 31, 2007, respectively, and related secured borrowings in the aggregate of $440.2 million and $596.4 million as of September 30, 2008 and December 31, 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

12. Deposit Liabilities

        The following table summarizes the Company's deposit liabilities as of September 30, 2008 and December 31, 2007, by deposit type, primarily carried at fair value as of September 30, 2008 and at amortized cost as of December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Brokered certificates of deposit	$5,920,452	$5,545,976
Other	50,000	6,631

Total	$5,970,452	$5,552,607

        Since the adoption of SFAS No. 159, the Company has elected to account for all brokered certificates of deposit ("Brokered CDs") at fair value. Beginning October 1, 2008, the Company expects to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost. The Company expects to continue to account for Brokered CDs issued with original maturities of one year or less at fair value.

        As of September 30, 2008, $50.0 million of eligible escrow funds held in trust by the Company's U.S. servicing operations were placed on deposit with Capmark Bank US in a money market deposit account.

        The deposits of Capmark Bank US are primarily interest-bearing and insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to current insurance program limits.

13. Income Taxes

        The Company recognized approximately $4.2 million and $3.9 million of gross interest and penalties for the three months ended September 30, 2008 and 2007, respectively, and $13.5 million and $11.9 million of gross interest and penalties for the nine months ended September 30, 2008 and 2007, respectively. The Company accrued approximately $63.2 million and $49.7 million for the payment of interest and penalties as of September 30, 2008 and December 31, 2007, respectively.

        The Company operates in multiple tax jurisdictions, both within and outside the United States. Accordingly, the Company is, from time to time, under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different expiration dates regarding the statute of limitations. The following table summarizes the tax years that remain subject to examination in the Company's major tax jurisdictions as of September 30, 2008:

United States—Federal	2001 and forward
United States—Individual States	1994 and forward
Japan	2001 and forward
Ireland	2003 and forward
Canada	2005 and forward
Taiwan	2006 and forward

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

13. Income Taxes (Continued)

        Based upon the expiration of statutes of limitations and/or conclusion of tax examinations in several jurisdictions, management believes it is reasonably possible that the total amount of previously unrecognized tax benefits as of September 30, 2008 may decrease by up to $36.6 million within the next 12 months.

        The Internal Revenue Service ("IRS") has a policy to examine the income tax returns of large corporate taxpayers, including General Motors Corporation ("GM") and its subsidiaries. Prior to the Sponsor Transactions, the Company was included in the GM-controlled tax group, which is currently under IRS examination for tax years 2001 through the Sponsor Transactions date. Subsequent to the Sponsor Transactions, the Company may be audited by federal, state, foreign and local tax authorities. Management believes that an adequate provision for contingencies related to all income taxes and interest as of September 30, 2008 has been established in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify the Company for any and all taxes with respect to the Company and its subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, the Company has agreed to indemnify GMAC for any and all tax liabilities of the Company and its subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in the Company's consolidated financial statements.

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

  b)
  Quoted prices for identical or similar assets or liabilities in markets that are not active;

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

Determination of Fair Value

        Under SFAS No. 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. For assets and liabilities where there exists limited or no observable market data, fair value measurements are based primarily upon management's own estimates, and are calculated based upon the Company's pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the fair value amounts may not be realized in an actual sale or immediate settlement of the asset or liability.

        Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

        Investment securities classified as trading and available for sale are carried at fair value. Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include certain CMBS, ABS, CDOs and GSE securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain residual interests in securitizations and CDOs, and other less liquid investment securities.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

Loans Held for Sale

        In connection with the adoption of SFAS No. 159, the Company elected to account for its loans held for sale at fair value. This allows the offsetting of the changes in fair value of the loans and the derivative instruments used to economically hedge such loans without the administrative burden of complying with the stringent requirements for hedge accounting under SFAS No. 133. The fair values of the Company's loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including updated securitization spreads where appropriate, interest rates, whole loan spreads for each property type based on loan-to-cost ratios of collateral and other factors, and bids or indications provided by market participants on specific loans that are actively marketed for sale. In addition, the impact of potential extensions, interest-rate floors and unfunded commitments on the Company's floating rate loan portfolio are taken into consideration when determining the fair value for each loan. The Company also considers changes in borrowers' credit status and the fair value of collateral in estimating the fair value of certain loans. Although the Company bases its loan valuations on observable inputs to the extent possible, the valuations are estimates. Changes in market conditions, borrower credit-worthiness and collateral values between the dates of management's estimates and the dates of disposition of the loans can have a significant impact on the amounts ultimately realized upon disposition. Due to significant use of unobservable pricing inputs, the majority of the Company's loans held for sale as of September 30, 2008 are classified within Level 3 of the valuation hierarchy.

        As of September 30, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $5.0 billion and an aggregate unpaid principal balance of $5.4 billion. Interest income on these loans continues to be recorded as a component of interest income in the consolidated statement of operations. Net realized and unrealized losses of $119.3 million and $520.5 million resulting from the changes in fair value of loans held for sale for which the fair value option was elected were recorded during the three and nine months ended September 30, 2008, respectively, and reported as a component of net (losses) on loans in the condensed consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company no longer defers recognition of placement fees and direct loan origination costs with respect to its loans held for sale because such loans are carried at fair value. Previously, placement fees and direct loan origination costs were deferred as part of the carrying amount of the loans and recognized as a component of the net gain or loss on sale of such loans.

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

Deposit Liabilities—Brokered CDs

        Since the adoption of SFAS No. 159, the Company has elected to account for all Brokered CDs at fair value. Beginning October 1, 2008, the Company expects to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost. The Company expects to continue to account for Brokered CDs issued with original maturities of one year or less at fair value. To estimate the fair value of Brokered CDs, cash flows are evaluated taking into consideration any embedded derivative features and then discounted using the appropriate market rates for the applicable maturities. Brokered CDs are classified within Level 2 of the valuation hierarchy because the valuation inputs are primarily based on readily observable pricing information.

        The fair value option for Brokered CDs allows the offsetting of the changes in fair value of the Brokered CDs and the derivative instruments used to economically hedge such deposits without the administrative burden of complying with the stringent requirements for hedge accounting under SFAS No. 133. Interest expense on these Brokered CDs continues to be recorded as a component of interest expense in the consolidated statement of operations. Net losses of $1.9 million and net gains of $9.4 million resulting from the changes in fair value of these deposits were recorded during the three and nine months ended September 30, 2008, respectively, and reported as a component of other gains, net in the condensed consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company no longer defers recognition of issuance costs with respect to its Brokered CDs

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

because such deposits are carried at fair value. Previously, issuance costs were deferred and recognized as a component of interest expense over the term of such deposits. Beginning October 1, 2008, the Company expects to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost. Related issuance costs for such long-term Brokered CDs will be deferred and recognized as a component of interest expense over the term of such deposits.

        The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option (in thousands):

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2008
Assets:
Investment securities:
Trading	$—	$56,404	$97,582	$—	$153,986
Available for sale	9,016	265,357	636,040	—	910,413
Loans held for sale(1)	—	521,918	4,454,567	—	4,976,485
Derivative assets	1,839	166,932	—	(45,524)	123,247

Total assets	$10,855	$1,010,611	$5,188,189	$(45,524)	$6,164,131

Liabilities:
Deposit liabilities—Brokered CDs	$—	$5,920,452	$—	$—	$5,920,452
Derivative liabilities	19,440	36,162	2,399	(13,990)	44,011

Total liabilities	$19,440	$5,956,614	$2,399	$(13,990)	$5,964,463

Note:

(1)
Excludes $26.8 million of loans held for sale in the Philippines as of September 30, 2008 for which the Company did not elect the fair value option.

        With respect to the Company's loans held for sale for which the fair value option has been elected, the aggregate fair value of loans that were 90 days or more past due totaled $66.3 million of which the aggregate unpaid principal balance of such loans exceeded fair value by $11.4 million; and the aggregate fair value of loans in nonaccrual status totaled $121.1 million of which the aggregate unpaid principal balance of such loans exceeded fair value by $67.9 million.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in fair value of the Company's Level 3 financial assets and financial liabilities measured at fair value on a recurring basis for the three months ended September 30, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of June 30, 2008	$102,566	$650,951	$5,034,261	$297	$5,788,075
Purchases, issuances, sales and settlements	(164)	(6,063)	(387,962)	—	(394,189)
Total net realized/unrealized (losses) gains:
Included in earnings	(4,351)	(1,257)	(132,009)	(2,696)	(140,313)
Included in other comprehensive income	(469)	(15,395)	(43,712)	—	(59,576)
Net transfers in to/(out of) Level 3	—	7,804	(16,011)	—	(8,207)

Ending balance as of September 30, 2008	$97,582	$636,040	$4,454,567	$(2,399)	$5,185,790

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized (losses) gains relating to assets still held as of September 30, 2008	$(3,610)	$(503)	$(112,073)	$(2,697)	$(118,883)

        The following table summarizes the changes in fair value of the Company's Level 3 financial assets and financial liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of December 31, 2007	$126,878	$675,254	$7,508,926	$3,567	$8,314,625
Transition adjustment	—	—	1,911	—	1,911

Beginning balance as of January 1, 2008	126,878	675,254	7,510,837	3,567	8,316,536
Purchases, issuances, sales and settlements	(1,859)	(17,620)	(2,723,635)	—	(2,743,114)
Total net realized/unrealized (losses) gains:
Included in earnings	(27,500)	(9,315)	(524,377)	(5,785)	(566,977)
Included in other comprehensive income	63	(20,083)	153,386	—	133,366
Net transfers in to/(out of) Level 3	—	7,804	38,356	(181)	45,979

Ending balance as of September 30, 2008	$97,582	$636,040	$4,454,567	$(2,399)	$5,185,790

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized (losses) gains relating to assets still held as of September 30, 2008	$(24,504)	$(4,032)	$(325,093)	$(1,893)	$(355,522)

        The tables above summarize the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

ended September 30, 2008. Level 3 financial assets presented in the tables include investment securities classified as trading and available for sale, loans held for sale, and net derivatives. These instruments were valued using pricing models and DCF models that incorporate assumptions, which in management's judgment, reflect the assumptions a marketplace participant would use.

        Certain financial assets are measured at fair value on a nonrecurring basis. The carrying value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs. The following table presents the changes in carrying value of those assets measured at fair value on a nonrecurring basis, for which impairment was recognized for the three and nine months ended September 30, 2008 (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008	Total (losses) for the three months ended September 30, 2008	Total (losses) for the nine months ended September 30, 2008
Loans held for investment	$—	$—	$28,835	$28,835	$(17,573)	$(26,782)

        During the three months ended September 30, 2008, loans held for investment with a carrying amount of $46.4 million were written down to their fair value of $30.4 million, less costs to sell of $1.6 million (or $28.8 million), resulting in a loss of $17.6 million. During the nine months ended September 30, 2008, loans held for investment with a carrying amount of $55.6 million were written down to their fair value of $30.4 million, less costs to sell of $1.6 million (or $28.8 million), resulting in a loss of $26.8 million. These losses were recorded as an increase to the allowance for loan losses.

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

Description	Carrying Value of Instrument as of December 31, 2007	Cumulative Effect Adjustment Gain or (Loss)	Carrying Value of Instrument as of January 1, 2008 After Adoption of SFAS No. 159
Loans held for sale(1)	$7,744,180	$1,911	$7,746,091
Deposit liabilities(2)	5,540,850	(17,506)	5,558,356

Pre-tax cumulative effect of adopting the fair value option		(15,595)
Benefit for deferred income taxes		5,790

After-tax cumulative effect of adopting the fair value option		$(9,805)

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

16. Stock-Based Compensation

        In connection with the Sponsor Transactions, the Company implemented a stock option award program which provides Management Stockholders with the option to purchase shares of common stock at a specified price, once certain time-based and performance-based vesting conditions are met. These stock options are generally granted on five-year graded vesting schedules with certain requisite service conditions. The options expire ten years after the grant date. Certain of these stock options become vested if the Company achieves specific annual performance targets.

        The following table summarizes stock option activity and related information for the nine months ended September 30, 2008 (number of options in thousands):

	Nine months ended September 30, 2008
	Number of Options	Weighted average exercise price per share
Options outstanding as of the beginning of the period	44,731	$5.04
Options granted	421	6.09
Options exercised	—	—
Options forfeited	(4,670)	5.07
Options cancelled	(836)	5.01
Options expired	—	—

Options outstanding as of the end of the period	39,646	$5.04

Options exercisable as of the end of the period	15,693	$5.01

        Time-based options relating to 8.4 million shares of common stock vested during the nine months ended September 30, 2008, of which time-based options relating to 8.0 million shares were exercisable as of September 30, 2008.

        There were 11.4 million and 6.5 million shares available for future grants of options as of September 30, 2008 and December 31, 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Stock-Based Compensation (Continued)

        The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $1.96. The fair value of the option awards was measured as of the grant date and estimated through a Black-Scholes option-pricing model. Because the Company's common stock is not traded publicly, certain assumptions were determined using appropriate industry sector benchmarks.

        The Company recorded $2.5 million (net of tax benefit of $0.7 million) and $2.4 million (net of tax benefit of $1.1 million) in compensation expense associated with the vesting of time-based options for the three months ended September 30, 2008 and 2007, respectively, and $8.5 million (net of tax benefit of $5.2 million) and $8.0 million (net of tax benefit of $4.5 million) for the nine months ended September 30, 2008 and 2007, respectively. No compensation expense has been recognized in 2008 or 2007 for performance-based options because the performance criteria have not been met. There was $31.0 million of unrecognized compensation expense related to non-vested option awards as of September 30, 2008, including performance-based option awards. This cost is expected to be recognized over a weighted average period of 2.3 years.

17. Guarantees

        In the ordinary course of business, the Company issues various guarantees. The Company's outstanding guarantees as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008		December 31, 2007
	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Agency/construction lending guarantees	$281,325	$1,159	$407,738	$2,089
Agency loans sold with recourse	683,776	19,109	543,462	13,917
Other third party guarantees	272,113	—	272,771	—

Total	$1,237,214	$20,268	$1,223,971	$16,006

18. Commitments and Contingent Liabilities

        The Company holds variable interests in syndicated affordable housing partnerships where the Company provides unaffiliated investors with a guaranteed yield on their investment. These partnerships are reflected in the Company's consolidated financial statements under the financing method in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." As of September 30, 2008, the Company's maximum exposure to loss under the yield guarantees was approximately $1.7 billion. This maximum exposure is extinguished over the lives of the guaranteed syndicated affordable housing partnerships as annual tax benefits are delivered to investors. The Company's estimate of actual loss under these yield guarantees, as of September 30, 2008, was $299.2 million and is reported as a component of real estate syndication proceeds and related liabilities in the condensed consolidated balance sheet.

        The Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of September 30, 2008, after consultation with counsel, it is the opinion of management that potential liability arising from pending

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

18. Commitments and Contingent Liabilities (Continued)

litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

19. Related Party Transactions

        The Company has entered into a number of related party transactions in conjunction with its business as more fully discussed in Note 23 to its 2007 audited consolidated financial statements. A number of these transactions arose in connection with the Sponsor Transactions, such as the annual management fees paid to the Sponsors and GMAC; transaction fees paid to certain members of the Sponsors related to the issuance of debt, including the Company's senior credit facility and bridge loan; and interest paid to GMAC in connection with the Company's junior subordinated debentures. The Company's related party transactions also include the following transactions, made in the ordinary course of business, with entities that may be owned or sponsored by either members or affiliates of the Sponsors or by entities affiliated with our directors: commercial mortgage loans, purchases and sales of real estate-related investments, and derivative transactions. Related party transactions also include debt financing arrangements with equity method investees; servicing of dealership loans owned by an affiliate of GMAC; sale of businesses to and facility leasing arrangements with former employees; and certain expense reimbursements made to the Chief Executive Officer. The financial impacts related to these transactions have been properly reflected in the Company's condensed consolidated financial statements. The Company has not entered into any additional material related party transactions for the nine months ended September 30, 2008.

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information (Continued)

        The following table summarizes the financial results for the Company's reportable business segments for the three months ended September 30, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$81,935	$(834)	$(3,596)	$4,110	$5,735	$919	$(48,768)	$39,501
Noninterest income	(38,022)	(1,518)	76,712	(44,694)	(6,848)	30,886	22,659	39,175

Total revenue	43,913	(2,352)	73,116	(40,584)	(1,113)	31,805	(26,109)	78,676
Provision for loan losses	28,030	—	—	11,745	(644)	—	512	39,643

Net revenue	15,883	(2,352)	73,116	(52,329)	(469)	31,805	(26,621)	39,033
Noninterest expense	47,610	7,651	48,293	18,981	6,035	9,291	36,091	173,952

(Loss) income before minority interest and income taxes	(31,727)	(10,003)	24,823	(71,310)	(6,504)	22,514	(62,712)	(134,919)
Minority interest income (expense)	12,201	(165)	—	2,428	—	—	116	14,580

(Loss) income before income taxes	$(19,526)	$(10,168)	$24,823	$(68,882)	$(6,504)	$22,514	$(62,596)	$(120,339)

Total assets at end of period	$12,566,619	$1,007,135	$879,456	$2,742,197	$752,795	$1,014,875	$2,746,963	$21,710,040

        The following table summarizes the financial results for the Company's reportable business segments for the three months ended September 30, 2007 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$81,780	$(165)	$(235)	$15,595	$7,308	$(1,850)	$(20,330)	$82,103
Noninterest income	377	42,059	101,179	36,294	(9,916)	4,304	(17,850)	156,447

Total revenue	82,157	41,894	100,944	51,889	(2,608)	2,454	(38,180)	238,550
Provision for loan losses	12,012	(294)	—	4,679	(139)	(4,001)	(536)	11,721

Net revenue	70,145	42,188	100,944	47,210	(2,469)	6,455	(37,644)	226,829
Noninterest expense	91,392	21,203	51,566	11,886	9,840	10,391	25,269	221,547

(Loss) income before minority interest and income taxes	(21,247)	20,985	49,378	35,324	(12,309)	(3,936)	(62,913)	5,282
Minority interest income (expense)	6,034	7,353	—	(548)	—	—	16,730	29,569

(Loss) income before income taxes	$(15,213)	$28,338	$49,378	$34,776	$(12,309)	$(3,936)	$(46,183)	$34,851

Total assets at end of period	$13,446,513	$1,300,475	$863,005	$2,497,114	$3,481,948	$1,134,692	$2,693,204	$25,416,951

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Segment Information (Continued)

        The following table summarizes the financial results for the Company's business segments for the nine months ended September 30, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$244,789	$471	$(11,378)	$13,606	$16,280	$1,721	$(112,308)	$153,181
Noninterest income	(67,896)	(11,588)	231,833	(27,765)	(286,403)	31,599	92,186	(38,034)

Total revenue	176,893	(11,117)	220,455	(14,159)	(270,123)	33,320	(20,122)	115,147
Provision for loan losses	41,041	—	—	17,129	(1,277)	—	769	57,662

Net revenue	135,852	(11,117)	220,455	(31,288)	(268,846)	33,320	(20,891)	57,485
Noninterest expense	143,171	28,074	145,943	68,657	28,933	27,706	140,013	582,497

(Loss) income before minority interest and income taxes	(7,319)	(39,191)	74,512	(99,945)	(297,779)	5,614	(160,904)	(525,012)
Minority interest income (expense)	26,821	8,509	—	(1,119)	—	—	20,044	54,255

Income (loss) before income taxes	$19,502	$(30,682)	$74,512	$(101,064)	$(297,779)	$5,614	$(140,860)	$(470,757)

Total assets at end of period	$12,566,619	$1,007,135	$879,456	$2,742,197	$752,795	$1,014,875	$2,746,963	$21,710,040

        The following table summarizes the financial results for the Company's business segments for the nine months ended September 30, 2007 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & Other	Consolidated
Net interest income	$201,679	$6,279	$(7,951)	$41,953	$26,310	$(3,497)	$(24,122)	$240,651
Noninterest income	187,080	215,237	308,278	118,211	76,616	54,625	(116,028)	844,019

Total revenue	388,759	221,516	300,327	160,164	102,926	51,128	(140,150)	1,084,670
Provision for loan losses	12,116	245	(87)	9,031	(1,698)	(2,440)	6,264	23,431

Net revenue	376,643	221,271	300,414	151,133	104,624	53,568	(146,414)	1,061,239
Noninterest expense	238,987	70,045	156,603	58,696	40,516	33,577	48,111	646,535

Income (loss) before minority interest and income taxes	137,656	151,226	143,811	92,437	64,108	19,991	(194,525)	414,704
Minority interest income (expense)	16,180	(5,875)	—	(3,626)	—	—	37,696	44,375

Income (loss) before income taxes	$153,836	$145,351	$143,811	$88,811	$64,108	$19,991	$(156,829)	$459,079

Total assets at end of period	$13,446,513	$1,300,475	$863,005	$2,497,114	$3,481,948	$1,134,692	$2,693,204	$25,416,951

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

21. Regulatory Matters

        Certain subsidiaries of the Company are subject to GSE and the Department of Housing and Urban Development minimum net worth requirements. Failure to meet minimum the net worth requirements can result in the initiation of certain actions by these entities that, if undertaken, could have a material adverse effect on the Company's consolidated financial statements. The Company believes it was in compliance with these minimum net worth requirements as of September 30, 2008.

        Fannie Mae has established certain eligibility requirements that Capmark Finance Inc., a wholly-owned subsidiary of the Company, must comply with as a condition of being a Fannie Mae DUS™ servicer and seller. Capmark Finance Inc. is exempt from complying with certain of these eligibility requirements for so long as we maintain an "Investment Grade Credit Rating," which means that our senior long-term unsecured debt rating is (i) BBB- or higher from S&P; or (ii) Baa3 or above from Moody's Investors Service or (iii) BBB- or above from Fitch Ratings (with the lowest rating prevailing if there is a split among the rating agencies). As of September 30, 2008, the Company maintained an Investment Grade Credit Rating with all three rating agencies.

        Capmark Bank US and Escrow Bank must maintain minimum regulatory capital ratios to qualify as "well capitalized" under the capital rules of the FDIC. In addition, both banks have agreed with the FDIC to maintain a Tier 1 leverage ratio of not less than 8.0%. In June 2008, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and has requested permission from the FDIC to terminate its deposit insurance. Until such request is granted, Escrow Bank remains subject to the FDIC capital rules. The following table summarizes the U.S. banks' regulatory capital ratios as of September 30, 2008 and December 31, 2007:

		September 30, 2008		December 31, 2007
	Ratios to qualify as "Well-Capitalized"	Capmark Bank US	Escrow Bank	Capmark Bank US	Escrow Bank
Leverage	5.0%	11.1%	92.8%	11.6%	61.9%
Tier 1 risk-based	6.0%	11.2%	488.4%	12.4%	387.5%
Total risk-based	10.0%	13.6%	488.4%	14.8%	387.5%

        Capmark Bank Europe, a wholly-owned subsidiary of the Company, is required to comply with various laws, rules and regulations in Ireland. These requirements, among others, require Capmark Bank Europe to maintain certain capital adequacy and liquidity ratios calculated in accordance with applicable laws and related accounting standards in Ireland. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company's decision to end proprietary lending in Europe, Capmark Bank Europe is commencing cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe's banking activities will be completed and the banking license will be relinquished prior to December 31, 2008. Until it relinquishes its license, Capmark Bank Europe is required to comply with the capital adequacy and liquidity ratios described above.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

21. Regulatory Matters (Continued)

        The following table summarizes Capmark Bank Europe's regulatory capital adequacy and liquidity ratios as of September 30, 2008 and December 31, 2007:

	Ratio minimum	September 30, 2008	December 31, 2007
Capital adequacy	15%	45%	64%
Liquidity	100%	125%	113%

        Capmark Securities Inc., a wholly-owned subsidiary of the Company, is subject to the SEC's minimum net capital requirements. Capmark Securities Inc.'s net capital requirement was $250,000 as of September 30, 2008 and December 31, 2007. Capmark Securities Inc.'s net capital totaled $17.2 million and $21.3 million as of September 30, 2008 and December 31, 2007, respectively.

22. Earnings per Share

        The tables below demonstrate how the Company has computed basic and diluted earnings per share. The denominator in each of the tables below includes shares of common stock issued and sold to employees and non-employee directors, which are reported as mezzanine equity in the condensed consolidated balance sheet.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net (loss) income	$(89,449)	$26,581	$(290,819)	$291,515
Denominator:
Weighted average shares outstanding	431,562	433,875	432,253	432,959
Basic (loss) income per share	$(0.21)	$0.06	$(0.67)	$0.67

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	(In thousands, except per share amounts)
Diluted earnings per share
Numerator:
Net (loss) income	$(89,449)	$26,581	$(290,819)	$291,515
Denominator:
Weighted average shares outstanding	431,562	433,875	432,253	432,959
Effect of dilutive securities	—	347	—	117

Weighted average shares outstanding	431,562	434,222	432,253	433,076
Diluted (loss) income per share	$(0.21)	$0.06	$(0.67)	$0.67

        The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 excludes 31.2 million and 22.4 million, respectively, anti-dilutive stock options with time-based vesting conditions. Additionally, the calculation of diluted earnings per share for the three

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

22. Earnings per Share (Continued)

and nine months ended September 30, 2008 and 2007 excludes 8.4 million and 11.2 million, respectively, stock options with performance-based vesting conditions because the performance conditions had not been achieved at the end of the reporting period.

23. Subsequent Events

        On October 8, 2008, Fitch Ratings downgraded the Company's long-term senior unsecured debt rating to BBB- from BBB and revised its rating outlook to negative from stable. On October 15, 2008, Moody's Investors Service affirmed the Company's long-term senior unsecured debt rating of Baa3 and revised its rating outlook to negative from stable.

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

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
September 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$949,505	$21,967	$796,100	$—	$1,767,572
Investment securities—trading	—	115,590	38,396	—	153,986
Investment securities—available for sale	—	366,831	628,611	(85,029)	910,413
Loans held for sale	—	1,630,837	3,351,368	21,110	5,003,315
Loans held for investment	—	1,142,720	7,364,793	(459,344)	8,048,169
Real estate investments	—	148	1,788,817	(523)	1,788,442
Equity investments	41,079	318,342	1,414,999	(30,358)	1,744,062
Other assets	6,385,395	1,425,937	2,233,981	(7,751,232)	2,294,081
Investment in subsidiaries	2,818,874	261,563	—	(3,080,437)	—

Total assets	$10,194,853	$5,283,935	$17,617,065	$(11,385,813)	$21,710,040

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$1,205,208	$320,904	$1,175,128	$(100,029)	$2,601,211
Long-term borrowings	6,331,937	209,946	2,239,294	(241,502)	8,539,675
Deposit liabilities	—	—	5,970,452	—	5,970,452
Real estate syndication proceeds and related liabilities	—	—	1,307,921	—	1,307,921
Other liabilities	378,248	3,297,943	4,955,500	(7,886,495)	745,196

Total liabilities	7,915,393	3,828,793	15,648,295	(8,228,026)	19,164,455

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	102,930	187,863	(24,668)	266,125
Mezzanine Equity	94,251	—	—	—	94,251
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	140,318	(141,104)	413
Other stockholders' equity	2,184,796	1,351,426	1,640,589	(2,992,015)	2,184,796

Total stockholders' equity	2,185,209	1,352,212	1,780,907	(3,133,119)	2,185,209

Total liabilities and stockholders' equity	$10,194,853	$5,283,935	$17,617,065	$(11,385,813)	$21,710,040

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$7,421	$213,661	$1,215,670	$—	$1,436,752
Investment securities—trading	21,300	98,603	65,789	—	185,692
Investment securities—available for sale	—	373,590	635,358	(59,266)	949,682
Loans held for sale	—	2,453,401	5,582,228	(251,860)	7,783,769
Loans held for investment	—	981,655	6,123,644	(213,585)	6,891,714
Real estate investments	—	—	1,748,555	—	1,748,555
Equity investments	47,443	369,589	1,584,782	(17,674)	1,984,140
Other assets	8,040,133	1,505,763	2,039,532	(9,301,336)	2,284,092
Investment in subsidiaries	3,007,950	210,375	—	(3,218,325)	—

Total assets	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

Liabilities and Stockholders' Equity Liabilities:
Short-term borrowings	$408,197	$842,032	$2,679,563	$(97,155)	$3,832,637
Long-term borrowings	7,035,619	—	1,467,185	(195,118)	8,307,686
Deposit liabilities	—	—	5,554,607	(2,000)	5,552,607
Real estate syndication proceeds and related liabilities	—	—	1,563,151	—	1,563,151
Other liabilities	1,071,380	3,801,712	5,653,202	(9,457,226)	1,069,068

Total liabilities	8,515,196	4,643,744	16,917,708	(9,751,499)	20,325,149

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	113,357	230,437	(13,598)	330,196
Mezzanine Equity	102,418	—	—	—	102,418
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	124,206	(124,992)	413
Other stockholders' equity	2,506,220	1,448,750	1,723,207	(3,171,957)	2,506,220

Total stockholders' equity	2,506,633	1,449,536	1,847,413	(3,296,949)	2,506,633

Total liabilities and stockholders' equity	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$54,197	$78,173	$177,765	$(82,274)	$277,861
Interest expense	70,130	58,219	140,907	(80,896)	188,360

Net interest income	(15,933)	19,954	36,858	(1,378)	39,501
Provision for loan losses	—	8,411	39,373	(8,141)	39,643

Net interest income after provision for loan losses	(15,933)	11,543	(2,515)	6,763	(142)

Noninterest Income
Net (losses) gains	27,128	(67,716)	(98,036)	(2,269)	(140,893)
Fee and investment income	1,236	83,775	104,278	(9,221)	180,068

Total noninterest income	28,364	16,059	6,242	(11,490)	39,175

Net revenue	12,431	27,602	3,727	(4,727)	39,033

Noninterest Expense
Compensation and benefits	(12)	54,686	22,392	—	77,066
Other expenses	8,279	67,317	34,994	(13,704)	96,886

Total noninterest expense	8,267	122,003	57,386	(13,704)	173,952

Income (loss) before minority interest and income taxes	4,164	(94,401)	(53,659)	8,977	(134,919)
Minority interest income	—	12,223	2,064	293	14,580

Income (loss) before income taxes	4,164	(82,178)	(51,595)	9,270	(120,339)
Income taxes	12,389	(29,307)	(23,619)	9,647	(30,890)

(Loss) before equity in net (losses) of subsidiaries	(8,225)	(52,871)	(27,976)	(377)	(89,449)
Equity in net (losses) of subsidiaries	(81,224)	(12,372)	—	93,596	—

Net (Loss)	$(89,449)	$(65,243)	$(27,976)	$93,219	$(89,449)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$106,635	$99,519	$217,249	$(94,266)	$329,137
Interest expense	121,803	56,387	153,994	(85,150)	247,034

Net interest income	(15,168)	43,132	63,255	(9,116)	82,103
Provision for loan losses	—	3,659	9,195	(1,133)	11,721

Net interest income after provision for loan losses	(15,168)	39,473	54,060	(7,983)	70,382

Noninterest Income
Net (losses)	(18,251)	(6,264)	(40,073)	(776)	(65,364)
Fee and investment income	1,920	96,913	41,262	81,716	221,811

Total noninterest income	(16,331)	90,649	1,189	80,940	156,447

Net revenue	(31,499)	130,122	55,249	72,957	226,829

Noninterest Expense
Compensation and benefits	—	89,689	22,993	111	112,793
Other expenses	6,920	39,688	(7,247)	69,393	108,754

Total noninterest expense	6,920	129,377	15,746	69,504	221,547

(Loss) income before minority interest and income taxes	(38,419)	745	39,503	3,453	5,282
Minority interest income	—	1,738	20,391	7,440	29,569

(Loss) income before income taxes	(38,419)	2,483	59,894	10,893	34,851
Income taxes	(13,978)	1,533	10,796	9,919	8,270

(Loss) income before equity in net earnings of subsidiaries	(24,441)	950	49,098	974	26,581
Equity in net earnings of subsidiaries	51,022	40,005	—	(91,027)	—

Net Income	$26,581	$40,955	$49,098	$(90,053)	$26,581

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$191,878	$270,700	$557,549	$(278,451)	$741,676
Interest expense	243,667	185,759	436,079	(277,010)	588,495

Net interest income	(51,789)	84,941	121,470	(1,441)	153,181
Provision for loan losses	—	2,158	66,230	(10,726)	57,662

Net interest income after provision for loan losses	(51,789)	82,783	55,240	9,285	95,519

Noninterest Income
Net (losses)	(267,897)	(87,420)	(144,723)	(2,416)	(502,456)
Fee and investment income	2,457	222,841	242,255	(3,131)	464,422

Total noninterest income	(265,440)	135,421	97,532	(5,547)	(38,034)

Net revenue	(317,229)	218,204	152,772	3,738	57,485

Noninterest Expense
Compensation and benefits	(52)	170,733	72,446	—	243,127
Other expenses	29,705	205,338	103,244	1,083	339,370

Total noninterest expense	29,653	376,071	175,690	1,083	582,497

(Loss) before minority interest and income taxes	(346,882)	(157,867)	(22,918)	2,655	(525,012)
Minority interest income	—	27,016	27,390	(151)	54,255

(Loss) income before income taxes	(346,882)	(130,851)	4,472	2,504	(470,757)
Income taxes	(136,928)	(49,134)	(9,921)	16,045	(179,938)

(Loss) income before equity in net (losses) of subsidiaries	(209,954)	(81,717)	14,393	(13,541)	(290,819)
Equity in net (losses) of subsidiaries	(80,865)	(58,967)	—	139,832	—

Net (Loss) Income	$(290,819)	$(140,684)	$14,393	$126,291	$(290,819)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$323,725	$396,405	$620,976	$(433,277)	$907,829
Interest expense	339,885	298,801	455,927	(427,435)	667,178

Net interest income	(16,160)	97,604	165,049	(5,842)	240,651
Provision for loan losses	—	3,966	19,367	98	23,431

Net interest income after provision for loan losses	(16,160)	93,638	145,682	(5,940)	217,220

Noninterest Income
Net (losses) gains	(34,912)	99,656	37,040	13,448	115,232
Fee and investment income	29,388	361,354	346,980	(8,935)	728,787

Total noninterest income	(5,524)	461,010	384,020	4,513	844,019

Net revenue	(21,684)	554,648	529,702	(1,427)	1,061,239

Noninterest Expense
Compensation and benefits	(137)	229,481	92,061	(100)	321,305
Other expenses	21,122	207,039	125,257	(28,188)	325,230

Total noninterest expense	20,985	436,520	217,318	(28,288)	646,535

(Loss) income before minority interest and income taxes	(42,669)	118,128	312,384	26,861	414,704
Minority interest income	—	1,738	22,113	20,524	44,375

(Loss) income before income taxes	(42,669)	119,866	334,497	47,385	459,079
Income taxes	(15,574)	44,570	110,695	27,873	167,564

(Loss) income before equity in net earnings of subsidiaries	(27,095)	75,296	223,802	19,512	291,515
Equity in net earnings of subsidiaries	318,610	73,763	—	(392,373)	—

Net Income	$291,515	$149,059	$223,802	$(372,861)	$291,515

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$879,944	$305,817	$1,125,889	$(162,836)	$2,148,814

Investing Activities
Net (increase) decrease in restricted cash	—	(473)	65,828	—	65,355
Net (increase) decrease in investment securities—available for sale	—	(27,389)	3,636	17,997	(5,756)
Net (increase) in mortgage loans held for investment	—	(183,140)	(1,224,775)	224,231	(1,183,684)
Net decrease (increase) in real estate investments	—	5,656	(20,719)	(1,026)	(16,089)
Net decrease (increase) in equity investments	3,579	16,015	(54,314)	(14,605)	(49,325)
Other investing activities, net	—	(15,654)	(3,765)	(153)	(19,572)

Net cash provided by (used in) investing activities	3,579	(204,985)	(1,234,109)	226,444	(1,209,071)

Financing Activities
Net increase (decrease) in short-term borrowings	792,123	(295,718)	(1,532,795)	(57,247)	(1,093,637)
Net (decrease) increase in long-term borrowings	(700,333)	21,397	749,373	4,642	75,079
Net increase in deposit liabilities	—	—	412,840	2,000	414,840
Real estate syndication proceeds received	—	—	37,543	—	37,543
Other financing activities, net	(33,178)	(19,093)	80,609	(13,003)	15,335

Net cash provided by (used in) financing activities	58,612	(293,414)	(252,430)	(63,608)	(550,840)

Effect of Foreign Exchange Rates on Cash	(51)	415	6,907	—	7,271

Net Increase (Decrease) in Cash and Cash Equivalents	942,084	(192,167)	(353,743)	—	396,174
Cash and Cash Equivalents, Beginning of Period	7,421	205,785	991,271	—	1,204,477

Cash and Cash Equivalents, End of Period	$949,505	$13,618	$637,528	$—	$1,600,651

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

24. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(470,403)	$348,674	$(3,588,832)	$(439,315)	$(3,271,246)

Investing Activities
Net decrease (increase) in restricted cash	—	21,555	(150,612)	—	(129,057)
Net decrease (increase) in investment securities—available for sale	31,331	(323,374)	708,699	(128,615)	288,041
Net decrease in mortgage loans held for investment	—	82,001	56,973	113,420	252,394
Net decrease (increase) in real estate investments	—	52,010	(481,620)	(1,770)	(431,380)
Net decrease (increase) in equity investments	43,042	(173,844)	(240,543)	86,019	(285,326)
Other investing activities, net	(3,155)	(67,777)	13,644	(396)	(57,684)

Net cash provided by (used in) investing activities	71,218	(409,429)	(93,459)	68,658	(363,012)

Financing Activities
Net increase in short-term borrowings	184,896	463,725	860,063	(147,625)	1,361,059
Net increase (decrease) in long-term borrowings	490,153	(740,995)	(190,835)	(380,744)	(822,421)
Net increase in deposit liabilities	—	—	3,772,356	124,999	3,897,355
Real estate syndication proceeds received	—	—	217,656	—	217,656
Other financing activities, net	(162,277)	339,363	(80,579)	20,525	117,032

Net cash provided by financing activities	512,772	62,093	4,578,661	(382,845)	4,770,681

Effect of Foreign Exchange Rates on Cash	3,025	(2,832)	13,318	—	13,511

Net Increase (Decrease) in Cash and Cash Equivalents	116,612	(1,494)	909,688	125,128	1,149,934
Cash and Cash Equivalents, Beginning of Period	125,228	6,765	318,939	(125,128)	325,804

Cash and Cash Equivalents, End of Period	$241,840	$5,271	$1,228,627	$—	$1,475,738

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

  •
  Guarantees and Off-Balance Sheet Transactions.  This section discusses guarantees and other off-balance sheet transactions to which we have entered into.

  •
  Credit Risk Management.  This section describes our credit risk management approach, including a discussion of our loan portfolio diversification, single risk exposures and non-performing assets.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify these statements by our use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These statements are based on management's current expectations and beliefs but are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among others, adverse changes in debt and capital markets conditions, which may adversely impact our access to capital on acceptable terms or the value or salability of our real estate related investments; interest rate and credit spread fluctuations; adverse changes in commercial real estate markets; changes in general economic and business conditions, which will, among other things, affect the amounts we may earn on our products and services and the availability and credit worthiness of our customers; changes in applicable laws and regulations; risks posed by our competition; currency risks and other risks associated with international markets. In addition, other risks and uncertainties that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under "Risk Factors" in our prospectus filed with the SEC in accordance with Rule 424(b)(3) of the Securities Act on July 15, 2008 and in Item 1A of Part II hereof.

        Such forward-looking statements are made only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or changes in events, conditions, or circumstances on which any such statement is based.

Overview

        We are a leading commercial real estate finance company that operates in North America, Asia and Europe in three core business lines: lending and mortgage banking; investments and funds management; and servicing. As commercial real estate finance specialists, we provide our borrowers, investors and other customers with a broad range of commercial real estate financial products and services, which we strive to tailor to our customers' particular needs. As of September 30, 2008, we had more than 1,900 employees located in 55 offices worldwide.

        We originated $8.2 billion and $25.2 billion in aggregate principal amount of financing during the nine months ended September 30, 2008 and 2007, respectively. Our global primary, master and special servicing portfolio included more than 50,000 loans with an aggregate outstanding principal balance of $363.2 billion as of September 30, 2008 compared to more than 55,000 loans with an aggregate outstanding principal balance of $371.7 billion as of December 31, 2007. Real estate related assets under management were approximately $9.8 billion as of September 30, 2008 compared to $10.3 billion as of December 31, 2007. As of September 30, 2008, our total assets were $21.7 billion and our stockholders' equity was $2.2 billion.

        For management reporting purposes, we conduct our lending and mortgage banking, investments and funds management, and servicing businesses through six business segments. These business segments, which are organized based on geography and the type of business conducted, are as follows:

  1.
  North American Lending and Mortgage Banking;

  2.
  North American Investments and Funds Management;

  3.
  North American Servicing;

  4.
  Asian Operations;

  5.
  European Operations; and

  6.
  North American Affordable Housing.

        To focus on allocating capital effectively and enhancing our liquidity position, we significantly reduced our Asian proprietary lending and investing activities beginning in the second quarter of 2008. We also curtailed our European lending activities starting in the fourth quarter of 2007 and sold a large portion of our European loan portfolio in April 2008. Our efforts in Asia and Europe are focused on managing and monetizing our existing loan and investment portfolios and managing our fee for services businesses. We have also reduced staffing levels to correspond with the decreased level of activities in both segments.

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

        Our segment results have been prepared using a reporting methodology that is different from the reporting methodology used in our consolidated financial statements and, as a result, are not directly comparable to our consolidated results. In particular:

  •
  Corporate Functions, Allocation of Interest Expense and Immaterial Businesses.  Our segment results do not reflect the expenses of our corporate administrative and support functions, which generally consist of personnel related expenses for our corporate finance, legal, human resources, facilities, information technology, risk management and internal audit departments. These expenses are included in "Corporate and Other" for purposes of segment reporting. Interest expense on our debt is allocated to business segments but does not result in a full allocation of the expense. Any unallocated interest expense is included within "Corporate and Other" for purposes of our segment reporting. The methodology for allocation of interest expense is based on business segment balance sheets, in which debt is allocated based on the difference between total segment assets and total segment economic capital. We apply a cost of funds to this implied debt amount, which generally varies based upon the risk of the underlying assets. Lastly, certain immaterial operating business results are also included in "Corporate and Other" rather than in our segment results.

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

        The following tables summarize financial information for each of our six business segments as of the dates and for the periods indicated. The tables also present reconciling amounts that are included in "Corporate and Other" to reconcile management's reporting of our segment financial information to amounts included in our consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Revenue(1):
North American Lending and Mortgage Banking	$15,883	$70,145	$135,852	$376,643
North American Investments and Funds Management	(2,352)	42,188	(11,117)	221,271
North American Servicing	73,116	100,944	220,455	300,414
Asian Operations	(52,329)	47,210	(31,288)	151,133
European Operations	(469)	(2,469)	(268,846)	104,624
North American Affordable Housing	31,805	6,455	33,320	53,568

Subtotal	65,654	264,473	78,376	1,207,653
Corporate and Other:
Corporate functions and immaterial businesses	(20,969)	4,060	(13,388)	7,347
Consolidated LIHTC partnerships	3,330	(596)	11,815	5,334
Push down accounting adjustments	1,429	2,959	8,367	(20,087)
Eliminations and other adjustments	(5,711)	(2,791)	(16,665)	(13,693)
Deferral of placement fees	(4,700)	(41,276)	(11,020)	(125,315)

Total Corporate and Other	(26,621)	(37,644)	(20,891)	(146,414)

Consolidated amount	$39,033	$226,829	$57,485	$1,061,239

(Loss) Income Before Income Taxes:
North American Lending and Mortgage Banking	$(19,526)	$(15,213)	$19,502	$153,836
North American Investments and Funds Management	(10,168)	28,338	(30,682)	145,351
North American Servicing	24,823	49,378	74,512	143,811
Asian Operations	(68,882)	34,776	(101,064)	88,811
European Operations	(6,504)	(12,309)	(297,779)	64,108
North American Affordable Housing	22,514	(3,936)	5,614	19,991

Subtotal	(57,743)	81,034	(329,897)	615,908
Corporate and Other:
Corporate functions and immaterial businesses	(53,258)	(40,501)	(123,467)	(109,349)
Push down accounting adjustments	(9,338)	(5,682)	(17,393)	(47,480)

Total Corporate and Other	(62,596)	(46,183)	(140,860)	(156,829)

Consolidated amount	$(120,339)	$34,851	$(470,757)	$459,079

	September 30, 2008	December 31, 2007
Total Assets:
North American Lending and Mortgage Banking	$12,566,619	$12,159,800
North American Investments and Funds Management	1,007,135	1,050,576
North American Servicing	879,456	894,259
Asian Operations	2,742,197	2,789,044
European Operations	752,795	3,068,097
North American Affordable Housing	1,014,875	1,084,783

Subtotal	18,963,077	21,046,559
Corporate and Other:
Corporate functions and immaterial businesses(2)	1,391,866	489,093
Consolidated LIHTC partnerships	1,168,457	1,508,608
Push down accounting adjustments	186,640	220,136

Total Corporate and Other	2,746,963	2,217,837

Consolidated amount	$21,710,040	$23,264,396

Note:

(1)
Net revenue is calculated as net interest income plus noninterest income less provision for loan losses.

(2)
Includes cash and cash equivalents totaling $928.3 million and $212.3 million as of September 30, 2008 and December 31, 2007, respectively.

Understanding Our Financial Results

        As a commercial real estate finance company, our ability to generate income and cash flow is highly dependent on the volume of financing that we originate, our ability to securitize, sell, participate or otherwise finance our loans, the value of the loans on our balance sheet, and the spreads we generate on our interest-earning assets. In addition, our financial performance is driven by, among other things, our ability to increase the size of our servicing portfolio and the amount of real estate-related assets under our management. The success of our origination activities impacts our level of placement fees and net interest income and impacts the amount of loans that we have available for future sale and servicing opportunities, which in turn affects our levels of net gains or losses and fee-based income. Our ability to increase the size of our servicing portfolio, which is also driven by the level of our origination and distribution activities as well as the volume of mortgage servicing rights that we acquire, affects the level of servicing fees that we earn and income that we derive from escrow balances, each of which provide us with an important source of recurring income and which, in the case of special servicing, provides us with a source of counter-cyclical income and in the case of earnings on escrow balances, tends to partially offset the negative impact on placement fees in a rising interest rate environment. Our financial results are also dependent on the amount of assets under our management as well as on changes in the values of our real estate-related assets, which impact the levels of fee-based income and net gains or losses that we recognize.

        The amount of financing that we arrange, the number of servicing opportunities that are presented to us, the spreads we generate on our interest-earning assets and the gains or losses we realize on sales of our assets are subject to various factors. These factors include availability of funding sources, cost of capital, changes in the interest rate environment, CMBS spreads, commercial real estate prices, levels of supply and demand for commercial real estate and real estate-related investments, competition in our industry and the condition of local, national and international economies. These factors also affect our estimates of loan losses and other items affecting expected cash flows from our assets and our related valuation of those assets. As a consequence of these factors, particularly changes in interest rates and credit spreads, activity of our business lines may be cyclical. We seek to mitigate the effects of market and other external factors on our business by maintaining a revenue base that is diversified among business activities, real estate asset classes and geographical areas. We also seek to take advantage of specific market opportunities, which may cause our results to fluctuate from period to period. For a discussion of the effects that recent market developments may have on our business activities, see "—Outlook and Recent Trends."

Outlook and Recent Trends

        Conditions in the financial markets during the third quarter of 2008 were challenging and unprecedented. During the quarter, the markets experienced continued widening of credit spreads, de-leveraging, and volatility, which resulted in reduced asset values. The lack of liquidity in the markets due to banks and other lending institutions tightening lending standards and restricting access to credit worsened. Market difficulties contributed to the bankruptcy filing of Lehman Brothers Holdings Inc., the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac and the U.S. government loan to American International Group ("AIG"). The U.S. structured credit markets have remained severely limited with respect to new issuances, including the CMBS and CDO markets which have effectively ceased. Although still near historic lows, delinquency rates on commercial mortgage loans have increased. These rates may continue to increase as a result of adverse economic conditions, including rising unemployment and lack of available credit. The European and Asian markets have experienced similar turmoil in their financial markets.

        These difficult market conditions have continued to negatively affect our three core businesses. The general lack of liquidity in the debt markets has increased our average cost of capital. In response to this increase in cost of capital, we have significantly decreased our proprietary lending activities which may negatively impact the growth of our servicing portfolio. The scarcity of liquidity in the market has also made it difficult for commercial real estate borrowers seeking replacement financing. The reduction of replacement financing decreases our transaction-related servicing fees and increases the average duration of our loan portfolio as a result of loan extensions. The average duration of our loan portfolio may also increase as securitizations are no longer a reliable exit strategy for our loans. The growth of our servicing portfolio may also be slowed by the lack of new CMBS issuances, decreasing our source of counter-cyclical income. Additionally, if Fannie Mae and Freddie Mac were to reduce or modify their lending programs, we may be unable to continue to originate and sell loans to these GSEs at current levels.

        Our real estate-related investments have also experienced the effects of the unfavorable market conditions, as we continued to recognize downward changes in fair value on our loans held for sale and investment securities portfolios. We have also experienced increased loan loss provisions, and higher levels of nonperforming loans and foreclosed real estate in our portfolio. Our ability to raise new real estate investment funds may be constrained by the current real estate market conditions. Our expectation is that the commercial real estate markets in which we operate will continue to be stressed throughout the remainder of 2008 and into 2009 due to weaker economic conditions and reduced liquidity.

        In response to continued worsening conditions in the financial and credit markets, on October 29, 2008, the Federal Reserve further lowered the federal funds rate to 1.0%. The U.S. Congress, Federal Reserve, U.S. Department of Treasury (the "Treasury") and FDIC have also taken actions designed to provide liquidity to financial institutions through various funding programs. We are evaluating our ability to participate in these programs as further discussed in "—Liquidity and Capital Resources" below. The European and Asian Central Banks have taken similar actions with respect to interest rates and market liquidity. Notwithstanding these measures, capital markets conditions remain challenging and will continue to have an on-going impact on our business. It remains difficult to access credit in the capital markets, which constrains our ability to originate loans and the ability of our borrowers to repay loans, among other things.

        In light of the obstacles presented in the current market environment, our current focus is on allocating capital effectively, enhancing our liquidity position, prudently managing our expenses and enhancing our operating efficiencies. As the disruptions to the markets persist, we will continue to manage our originations, changing composition among product types to emphasize products with better liquidity and lower funding costs, including GSE and third party originations, and commercial mortgage loans funded by Capmark Bank US. We will also continue to focus on our recurring fee businesses, such as servicing and investments and funds management.

Results of Operations

Consolidated

        The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net interest income	$39,501	$82,103	$153,181	$240,651
Noninterest income	39,175	156,447	(38,034)	844,019

Total revenue	78,676	238,550	115,147	1,084,670
Provision for loan losses	39,643	11,721	57,662	23,431

Net revenue	39,033	226,829	57,485	1,061,239
Noninterest expense	173,952	221,547	582,497	646,535

(Loss) income before minority interest and income taxes	(134,919)	5,282	(525,012)	414,704
Minority interest income	14,580	29,569	54,255	44,375

(Loss) income before income taxes	(120,339)	34,851	(470,757)	459,079
Income taxes	(30,890)	8,270	(179,938)	167,564

Net (loss) income	$(89,449)	$26,581	$(290,819)	$291,515

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        We incurred a loss after income taxes of $89.4 million for the three months ended September 30, 2008 compared to income after income taxes of $26.6 million for the three months ended September 30, 2007. The current quarter earnings were negatively impacted by continued adverse market conditions that resulted in increased valuation losses on our loans, investments and real estate, and declines in our fee and investment income.

        Net losses, a component of noninterest income, totaled $140.9 million for the three months ended September 30, 2008 compared to net losses of $65.4 million for the three months ended September 30, 2007. Net losses on loans totaled $123.7 million in the current period (of which $27.9 million was realized) compared to net losses on loans of $85.8 million in the prior period (of which $9.7 million was realized) reflecting downward changes in fair value recognized on our portfolio of loans held for sale. Net losses on investments and real estate totaled $63.4 million for the three months ended September 30, 2008, primarily due to impairment charges on real estate investments in our Asian Operations business segment, compared to net gains of $4.5 million for the three months ended September 30, 2007. Net losses on loans, investments and real estate were partially offset by a gain of

$27.5 million substantially within our North American Lending and Mortgage Banking business segment on the sale of interests in entities established to facilitate the defeasance of securitized loans for the three months ended September 30, 2008.

        Fee and investment income totaled $180.1 million for the three months ended September 30, 2008 compared to $221.8 million for the three months ended September 30, 2007. The decline of $41.7 million was largely due to declines in investment banking fees, trust fees, mortgage servicing fees, other fees and our income from equity investments in joint ventures and partnerships, partially offset by an increase in structuring fees and investment syndication income. Investment banking fees declined $23.1 million due to a significant reduction in military housing placement volume. Trust fees declined $20.9 million due to the lower interest rate environment. Mortgage servicing fees declined $9.0 million primarily due to lower assumption fees, a component of mortgage servicing fees. Other fees declined $7.7 million due to lower transaction volume. Our income from equity investments in joint ventures and partnerships declined $5.4 million primarily due to declines in fair value of the assets held through such joint ventures and partnerships. Structuring fees and investment syndication income increased $27.8 million primarily due to a reduction in LIHTC loss reserves due to the repeal of legislation in the third quarter of 2008 that previously required such reserves in connection with the affordable housing business.

        Noninterest expense totaled $174.0 million for the three months ended September 30, 2008 compared to $221.5 million for the three months ended September 30, 2007. The decline of $47.5 million was primarily due to a $35.8 million decrease in compensation and benefits due to a lower fixed and variable compensation costs related to a reduction in headcount and the decline in operating results, and a $13.5 million decrease in occupancy and equipment related to certain entities we consolidate under applicable accounting guidance.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        We incurred a loss after income taxes of $290.8 million for the nine months ended September 30, 2008 compared to income after income taxes of $291.5 million for the nine months ended September 30, 2007. The current year loss was attributable to net losses on loans of $523.1 million (of which $275.5 million was realized), primarily resulting from downward changes in fair value and losses on interests in European loans that were sold in April 2008, compared to net losses on loans of $18.8 million (which is net of realized gains totaling $15.7 million) for the nine months ended September 30, 2007.

        Net losses on investments and real estate totaled $92.4 million for the nine months ended September 30, 2008, primarily due to impairment charges on real estate investments in our Asian Operations business segment, compared to net gains of $55.9 million for the nine months ended September 30, 2007. Net losses on loans, investments and real estate were partially offset by gains of $38.7 million on the sale of interests in entities established to facilitate the defeasance of securitized loans substantially within our North American Lending and Mortgage Banking business segment and a $14.3 million gain on the repurchase and retirement of $100.0 million of our outstanding floating rate senior notes for the nine months ended September 30, 2008. The results for the nine months ended September 30, 2007 included a $65.3 million nonrecurring gain on the sale of a majority of our affordable housing debt platform. In the aggregate, net losses totaled $502.5 million for the nine months ended September 30, 2008 compared to net gains of $115.2 million in the same period of 2007.

        Fee and investment income totaled $464.5 million for the nine months ended September 30, 2008 compared to $728.8 million for the nine months ended September 30, 2007. The decline of $264.3 was largely due to a $139.7 million decline in our income from equity investments in joint ventures and partnerships due to adverse market conditions in 2008. Fee and investment income also declined due to lower trust fees, lower investment banking fees, performance-based asset management fees earned in

2007 that were not achieved in the comparable period of 2008, and reduced other fees. Trust fees declined $41.5 million due to the lower interest rate environment. Investment banking fees declined $31.5 million due to a reduction in military housing placement volume. Other fees declined $34.1 million due to lower transaction volume. These unfavorable variances were partly offset by a $33.3 million increase in structuring fees and investment syndication income due to a reduction in LIHTC loss reserves resulting from the repeal of legislation in the third quarter of 2008 that previously required such reserves in connection with the affordable housing business.

        Noninterest expense totaled $582.5 million for the nine months ended September 30, 2008 compared to $646.5 million for the nine months ended September 30, 2007. The decline of $64.0 million was primarily due to a $78.2 million decrease in compensation and benefits due to lower fixed and variable compensation costs related to a reduction in headcount and the decline in operating results, partly offset by an increase in professional fees of $14.5 million largely due to an increase in consulting services and the deferral of direct loan origination costs in 2007 that are no longer deferred in connection with our adoption of SFAS No. 159 effective January 1, 2008.

  Net Interest Income

        The following table summarizes our net interest income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Interest Income	2008	2007	2008	2007
Interest income	$227,861	$329,137	$741,676	$907,829
Interest expense	188,360	247,034	588,495	667,178

Net interest income	$39,501	$82,103	$153,181	$240,651

  Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

        Net interest income totaled $39.5 million for the three months ended September 30, 2008 compared to $82.1 million for the three months ended September 30, 2007. Net interest income totaled $153.2 million for the nine months ended September 30, 2008 compared to $240.7 million for the nine months ended September 30, 2007. The decline was primarily due to increased spreads and fees paid on the issuance of long-term Brokered CDs at Capmark Bank US and lower interest-earning assets. The decline in net interest income was partially offset by gains on certain interest rate hedges, which are included in noninterest income.

  Interest Income

        We earn interest income primarily from the loans that we originate and hold for sale or investment, from the accretion of income on non-performing loans that we acquire at a discount to their face value and from the investment securities that we carry on our consolidated balance sheet. The investment securities that we carry on our consolidated balance sheet consist of: beneficial interests in CMBS, ABS and CDOs; tax-exempt securities; certain Japanese securities, or "TMK securities;" mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac; U.S. Treasury and other securities; and securities that we acquire for short-term trading purposes. In connection with the sale of a majority of our affordable housing debt platform in February 2007, we sold a significant portion of the tax-exempt housing bonds that we owned. Unrelated to the sale of a majority of our affordable housing debt platform, we also sold $746.1 million of tax-exempt bonds related to our former tender option bond program and repaid the outstanding related financing of $731.6 million in March and April 2007.

        We have both fixed and floating rate assets on our consolidated balance sheet. We hedge the interest rate risk associated with most of our fixed rate assets through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivative instruments generally are not classified as interest income, we may experience volatility in our reported amounts of interest income and associated gains and losses on derivative instruments.

        The following table summarizes our sources of interest income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2008	2007	2008	2007
Loans(1)	$186,356	$255,601	$607,147	$688,677
Investment securities	15,770	26,719	57,164	71,924
Acquired non-performing loans	6,914	14,096	21,316	42,649
Assets collateralized in securitization trusts(2)	3,581	3,934	11,080	36,435
Escrow balances	5,883	8,203	19,535	25,974
Other	9,357	20,584	25,434	42,170

Total	$227,861	$329,137	$741,676	$907,829

Note:

(1)
Excluding investments in acquired non-performing loans.

(2)
Represents assets related to certain securitizations that are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to our company.

  Interest Expense

        Our interest expense consists primarily of amounts we pay third parties under our debt financing arrangements including our senior notes, interest that accrues on our deposit liabilities and interest that we are required to pay on a portion of the escrow balances with respect to which we earn trust fees or other types of income. Interest expense relating to our deposit liabilities has grown significantly in recent years as a result of an increase in the amount of Brokered CDs at Capmark Bank US. The increase in the amount of Brokered CDs has also resulted in an increase in fees paid at issuance. Such fees are reported as a component of interest expense in our consolidated statement of operations. For Brokered CDs carried at fair value, such fees are expensed at issuance.

        We have both fixed and floating rate borrowings and fixed rate deposit liabilities on our consolidated balance sheet. Because our interest-earning assets are predominantly floating rate, we generally convert our fixed rate borrowings and deposit liabilities to floating rate borrowings and deposit liabilities through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivative instruments generally are not classified as interest expense, we may experience greater variability in our reported amounts of interest expense and associated gains and losses on derivative instruments.

        The following table summarizes our sources of interest expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense	2008	2007	2008	2007
Long-term borrowings	$93,345	$131,447	$293,559	$372,089
Short-term borrowings	21,241	29,821	86,610	86,020
Deposit liabilities	70,869	79,870	191,367	177,585
Collateralized borrowings in securitization trusts(1)	3,650	3,997	11,300	34,554
Other(2)	(745)	1,899	5,659	(3,070)

Total	$188,360	$247,034	$588,495	$667,178

Note:

(1)
Represents borrowings related to certain securitizations that are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings that are non-recourse to our company.

(2)
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

        Historically we generated net gains in connection with our sales of loans through securitization and syndication activities. In recent periods, market conditions have adversely affected our ability to securitize and syndicate loans and other assets. As a result of current adverse market conditions, we have incurred realized and unrealized losses. We generally expect our level of net gains and losses to continue to fluctuate from period to period.

        The following table presents information concerning our net (losses) gains for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net (Losses) Gains	2008	2007	2008	2007
Net (losses) on loans	$(123,726)	$(85,751)	$(523,110)	$(18,809)
Net (losses) gains on investments and real estate(1)	(63,332)	4,453	(92,328)	55,929
Other gains, net(2)	46,165	15,934	112,982	78,112

Total	$(140,893)	$(65,364)	$(502,456)	$115,232

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

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Net losses totaled $140.9 million for the three months ended September 30, 2008 compared to net losses of $65.4 million for the three months ended September 30, 2007. Net losses on loans totaled $123.7 million in the current period compared to $85.8 million in the prior period reflecting downward changes in fair value recognized on our portfolio of loans held for sale. Net losses on investments and real estate totaled $63.4 million for the three months ended September 30, 2008, primarily due to impairment charges on real estate investments in our Asian Operations business segment, compared to net gains of $4.5 million for the three months ended September 30, 2007. Net losses on loans, investments and real estate were partially offset by a gain of $27.5 million on the sale of interests in entities established to facilitate the defeasance of securitized loans for the three months ended September 30, 2008.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Net losses totaled $502.5 million for the nine months ended September 30, 2008 compared to net gains of $115.2 million for the nine months ended September 30, 2007. Net losses on loans totaled $523.1 million for the nine months ended September 30, 2008 primarily resulting from downward changes in fair value and losses on interests in European loans that were sold in April 2008 compared to net losses on loans of $18.8 million for the nine months ended September 30, 2007. Net losses on investments and real estate totaled $92.3 million for the nine months ended September 30, 2008, primarily due to impairment charges on real estate investments in our Asian Operations business segment, compared to net gains of $55.9 million for the nine months ended September 30, 2007. Net losses on loans, investments and real estate were partially offset by gains of $38.7 million on the sale of interests in entities established to facilitate the defeasance of securitized loans and a gain of $14.3 million on the repurchase and retirement of $100.0 million of our outstanding floating rate senior notes for the nine months ended September 30, 2008. In addition, the results for the nine months ended September 30, 2007 included a $65.3 million nonrecurring gain on the sale of a majority of our affordable housing debt platform.

  Fee and Investment Income

        The majority of our noninterest income is fee-based income that we earn from our three core business lines. Additionally, our noninterest income includes our allocable share of the income or loss generated by our interests in joint ventures and partnerships that we account for under the equity method, which primarily consists of our (1) investments in affordable housing partnerships in the U.S., (2) investments in real estate equity investment funds in the U.S., (3) investments in real estate projects, joint ventures and real estate equity investment funds in Europe, and (4) investments in non-performing commercial loan and real estate joint ventures principally in Asia. Our noninterest income also includes real estate investment income (generally net rental income) that is generated by investments in real property that we are required to consolidate under GAAP and includes properties located in Asia and certain properties owned by our lower-tier LIHTC partnerships.

        The following table summarizes our sources of fee and investment income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee and Investment Income	2008	2007	2008	2007
Mortgage servicing fees	$42,157	$51,164	$142,429	$155,315
Placement fees	15,293	15,356	50,765	56,731
Investment banking fees(1)	8,373	31,502	19,329	50,865
Structuring fees and investment syndication income(1)	43,903	16,135	61,874	28,623
Asset management fees	18,666	19,810	57,881	85,888
Trust fees	34,164	55,059	100,878	142,358
Other fees	4,385	12,106	9,858	43,938
Equity in (loss) income of joint ventures and partnerships	(13,892)	(8,454)	(51,950)	87,705
Net real estate investment income(2)	20,352	22,198	57,190	64,053
Other(2)	6,667	6,935	16,168	13,311

Total	$180,068	$221,811	$464,422	$728,787

Notes:

(1)
Reported as a component of investment banking fees and syndication income in our consolidated statement of operations.

(2)
Reported as a component of net real estate investment and other income in our consolidated statement of operations.

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Our fee and investment income totaled $180.1 million for the three months ended September 30, 2008 compared to $221.8 million for the three months ended September 30, 2007. The decline of $41.7 million was largely due to declines in investment banking fees, trust fees, mortgage servicing fees, other fees and our income from equity investments in joint ventures and partnerships, partially offset by an increase in structuring fees and investment syndication income. Investment banking fees declined $23.1 million due to a significant reduction in military housing placement volume. Trust fees declined $20.9 million due to the lower interest rate environment. Mortgage servicing fees declined $9.0 million primarily due to lower assumption fees. Other fees declined $7.7 million due to lower transaction volume. Our income from equity investments in joint ventures and partnerships declined $5.4 million primarily due to declines in fair value of the assets held through such joint ventures and partnerships. Structuring fees and investment syndication income increased $27.8 million primarily due to a reduction in LIHTC loss reserves due to the repeal of legislation in the third quarter of 2008 that previously required such reserves in connection with the affordable housing business.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Our fee and investment income totaled $464.4 million for the nine months ended September 30, 2008 compared to $728.8 million for the nine months ended September 30, 2007. The $264.4 million decrease was largely due to a $139.7 million decline in our income from equity investments in joint ventures and partnerships caused by adverse market conditions in 2008. Fee and investment income also declined due to lower trust fees, lower investment banking fees, performance-based asset management fees earned in 2007 that were not achieved in the comparable period of 2008, and reduced other fees. Trust fees declined $41.5 million due to the lower interest rate environment. Investment banking fees declined $31.5 million due to a reduction in military housing placement volume. Other fees declined $34.1 million due to lower transaction volume. These unfavorable variances were partly offset by a $33.3 million increase in structuring fees and investment syndication income due to a reduction in LIHTC loss reserves due to the repeal of legislation in the third quarter of 2008 that previously required such reserves in connection with the affordable housing business.

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

  Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

        Our provision for loan losses totaled $39.6 million for the three months ended September 30, 2008 compared to $11.7 million for the three months ended September 30, 2007; and $57.7 million for the nine months ended September 30, 2008 compared to $23.4 million for the nine months ended September 30, 2007. The increase in our provision for loan losses reflects an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded. Our loans held for investment include total impaired loans of $177.6 million and $101.2 million as of September 30, 2008 and December 31, 2007, respectively. Our allowance for loan losses on impaired loans totaled $33.5 million and $6.9 million as of September 30, 2008 and December 31, 2007, respectively.

  Noninterest Expense

        Our noninterest expense consists primarily of the compensation and benefits that we pay our employees; amortization charges that we record with respect to our mortgage servicing rights; costs relating to our office space and equipment; professional fees that we pay our legal, accounting and other service providers; and other various expenses.

        The following table summarizes our sources of noninterest expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Noninterest Expense	2008	2007	2008	2007
Compensation and benefits	$77,066	$112,793	$243,127	$321,305
Amortization of mortgage servicing rights	34,528	33,545	103,896	95,875
Occupancy and equipment	10,356	23,868	53,139	67,877
Professional fees	25,523	28,491	85,687	71,157
Other expenses(1)	26,479	22,850	96,648	90,321

Total	$173,952	$221,547	$582,497	$646,535

Note:

(1)
Primarily consists of expenses related to amortization of intangible assets, data processing and telecommunications, travel and entertainment, employee-related expenses, property inspection fees, advertising, office supplies, insurance expense, loan processing fees and other miscellaneous expenses.

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Our noninterest expense totaled $174.0 million for the three months ended September 30, 2008 compared to $221.5 million for the three months ended September 30, 2007. The $47.5 million decrease was primarily due to a $35.7 million decrease in compensation and benefits due to a lower fixed and variable compensation costs related to a reduction in headcount and the decline in operating results, and a $13.5 million decrease in occupancy and equipment related to certain entities we consolidate under applicable accounting guidance.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Our noninterest expense totaled $582.5 million for the nine months ended September 30, 2008 compared to $646.5 million for the nine months ended September 30, 2007. The $64.0 million decrease was primarily due to a $78.2 million decrease in compensation and benefits due to lower fixed and variable compensation costs related to a reduction in headcount and the decline in operating results, partly offset by an increase in professional fees of $14.5 million largely due to an increase in consulting services and the deferral of direct loan origination costs in 2007 that are no longer deferred in connection with our adoption of SFAS No. 159 effective January 1, 2008.

  Minority Interest

        Our consolidated financial statements include the results of entities in which third parties own an economic interest. These entities consist primarily of our upper-tier and lower-tier LIHTC partnerships and certain other entities and commingled funds that are consolidated under applicable accounting guidance. The consolidation of these entities and funds in our financial statements requires us to recognize all of the revenues and all of the expenses that these entities and funds record during an accounting period. When calculating our net income, the portion of the net income or loss of consolidated entities and funds that are attributable to minority investors in those entities and funds is reflected as minority interest income or expense, as appropriate, in our consolidated statement of operations.

  Three and nine months ended September30, 2008 compared to three and nine months ended September 30, 2007

        Our minority interest income totaled $14.6 million for the three months ended September 30, 2008 compared to $29.6 million for the three months ended September 30, 2007. The $15.0 million decrease was primarily due to the disposal of certain consolidated affordable housing partnerships.

        Our minority interest income totaled $54.3 million for the nine months ended September 30, 2008 compared to $44.4 million for the nine months ended September 30, 2007. The $9.9 million increase was primarily due an increase in the provision for loan losses and downward changes in fair value recorded in certain entities that we consolidate and results in minority interest income equal to the third-party investors' allocation of such amounts.

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

  Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

        We recorded an income tax expense benefit of $30.9 million for the three months ended September 30, 2008 compared to income tax expense of $8.3 million for three months September 30, 2007 due to the change in pre-tax earnings between the periods.

        We recorded an income tax benefit of $179.9 million for the nine months ended September 30, 2008 compared to an income tax provision of $167.6 million for the nine months ended September 30, 2007 due to the change in pre-tax earnings between the periods.

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

        The loss before income taxes totaled $62.6 million for the three months ended September 30, 2008 compared to $46.2 million for the three months ended September 30, 2007. These amounts include unallocated personnel-related expenses for corporate departments such as accounting, tax, treasury, risk management, legal, information technology, human resources, facilities and internal audit. In addition, as described above, these amounts include the impact of push down accounting. The $16.4 million increase was primarily due to an increase in the loss before income taxes of $12.8 million associated with corporate functions and immaterial businesses.

        The loss before income taxes totaled $140.9 million for the nine months ended September 30, 2008 compared to $156.8 million for the nine months ended September 30, 2007. The $15.9 million decrease was due to a decrease in the loss before income taxes of $30.1 million associated with push down accounting partly offset by an increase in the loss before income taxes of $14.1 million associated with corporate functions and immaterial businesses. The impact of push down accounting has diminished over time.

Segments

  North American Lending and Mortgage Banking Segment

        The following table summarizes the results of operations of our North American Lending and Mortgage Banking segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$81,935	$81,780	$244,789	$201,679
Noninterest income	(38,022)	377	(67,896)	187,080

Total revenue	43,913	82,157	176,893	388,759
Provision for loan losses	28,030	12,012	41,041	12,116

Net revenue	15,883	70,145	135,852	376,643
Noninterest expense	47,610	91,392	143,171	238,987

(Loss) income before minority interest and income taxes	(31,727)	(21,247)	(7,319)	137,656
Minority interest income	12,201	6,034	26,821	16,180

(Loss) income before income taxes	$(19,526)	$(15,213)	$19,502	$153,836

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Our North American Lending and Mortgage Banking segment incurred a loss before income taxes totaled $19.5 million for the three months ended September 30, 2008 compared to a loss before income taxes of $15.2 million for the three months ended September 30, 2007. The $4.3 million decline was driven primarily by lower noninterest income and higher provision for loan losses, partially offset by lower noninterest expense.

        Net interest income totaled $81.9 million for the three months ended September 30, 2008 which was comparable to net interest income of $81.8 million recorded for the three months ended September 30, 2007. Total assets as of September 30, 2008 were $12.6 billion compared to $13.4 billion as of September 30, 2007. The decline in assets was substantially offset by an increase in our net interest income due to an $8.1 million increase in accretion income on loans held for investment that were previously classified as held for sale and an increase in portfolio yields partially attributed to the impact of loans structured with interest rate floors that were above contractual benchmark rates.

        Noninterest income was a negative $38.0 million for the three months ended September 30, 2008 compared to a positive $0.4 million for the three months ended September 30, 2007. The $38.4 million decrease was driven by a reduction in placement fees and investment banking fees partially offset by a reduction in net losses. Placement fees declined $22.1 million due to a decrease in loan origination volume to $2.4 billion in the current period from $6.3 billion in the prior period. Investment banking fees declined $22.9 million due to a decrease in military housing placement volume to $0.2 billion in the current period from $1.2 billion in the prior period. Net losses totaled $81.7 million for the three months ended September 30, 2008 compared to net losses of $90.6 million for the three months ended September 30, 2007. The $8.9 million decrease was driven by a gain of $25.6 million on the sale of interests in entities established to facilitate the defeasance of securitized loans offset by an increase of $9.1 million in unrealized valuation losses on loans held for sale and an increase of $12.2 million in realized losses from the sale of loans. All other gains increased $4.6 million. All other noninterest income decreased $2.3 million primarily due to lower exit fees, a component of other fees in our condensed consolidated statement of operations, earned on loan payoffs where Capmark does not place the new financing, and lower equity in income of joint ventures and partnerships.

        The provision for loan losses totaled $28.0 million for the three months ended September 30, 2008 compared to $12.0 million for the three months ended September 30, 2007. The $16.0 million increase was primarily due to an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded.

        Noninterest expense totaled $47.6 million for the three months ended September 30, 2008 compared to $91.4 million for the three months ended September 30, 2007. The $43.8 million decrease was primarily driven by a $30.8 million decline in compensation and benefits due to a reduction in incentive compensation related to a decline in loan originations and operating results. All other noninterest expense decreased $13.0 million primarily due to a reduction in loan origination activities.

        Minority interest income totaled $12.2 million for the three months ended September 30, 2008 compared to $6.0 million for the three months ended September 30, 2007. The $6.2 million increase was due to an increase in minority interest income associated with certain new markets tax credit ("NMTC") partnerships that are consolidated under applicable accounting guidance. The majority of the increase was due to a provision for loan losses in our condensed consolidated statement of operations that is allocated to the minority interest holders of such NMTC partnerships. The increase in provision for loan losses resulted in an increase in minority interest income equal to the third-party investors' allocation of such provision.

  Nine months ended September 30, 2008 compared to nine months ended September30, 2007

        Income before income taxes totaled $19.5 million for the nine months ended September 30, 2008 compared to $153.8 million for the nine months ended September 30, 2007. The $134.3 million decrease was driven primarily by adverse market conditions resulting in downward changes in fair value and increased loan loss reserves and a decrease in fee income. These negative trends are partially offset by lower noninterest expense and higher net interest income.

        Net interest income totaled $244.8 million for the nine months ended September 30, 2008 compared to $201.7 million for the nine months ended September 30, 2007. The $43.1 million increase was primarily the result of an increase in average interest-earning assets, an increase of $25.4 million in accretion income on loans held for investment that were previously classified as held for sale, and an increase in portfolio yields partially attributed to the impact of loans structured with interest rate floors that were above contractual benchmark rates.

        Noninterest income was a negative $67.9 million for the nine months ended September 30, 2008 compared to a positive $187.1 million for the nine months ended September 30, 2007. The $255.0 million decrease was driven by an increase in net losses and a reduction in placement fees and investment banking fees. Net losses totaled $184.0 million for the nine months ended September 30, 2008 compared to net losses of $46.7 million for the nine months ended September 30, 2007. The $137.3 million increase was attributed to a $111.5 million increase in valuation losses on loans held for sale. Gains recognized from the sale of loans decreased $58.9 million due to the absence of securitization transactions during the nine months ended September 30, 2008. All other gains increased $33.1 million primarily attributed to the gain of $36.9 million on the sale of interests in entities established to facilitate the defeasance of securitized loans in 2008. Placement fees decreased $78.1 million due to a decrease in origination volume to $7.8 billion in the current period from $19.9 billion in the prior period. Investment banking fees decreased $30.0 million due to a reduction in military housing placement volume of $1.4 billion. All other noninterest income decreased $9.6 million primarily due to lower exit fees, equity in income of joint ventures and partnerships and other miscellaneous income due to adverse market conditions.

        The provision for loan losses totaled $41.0 million for the nine months ended September 30, 2008 compared to $12.1 million for the nine months ended September 30, 2007. The $28.9 million increase in provision was primarily due to an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded.

        Noninterest expense totaled $143.2 million for the nine months ended September 30, 2008 compared to $239.0 million for the nine months ended September 30, 2007. The $95.8 million decrease was primarily driven by an $81.2 million decline in compensation and benefits due to a reduction in incentive compensation related to a decline in loan originations and operating results. All other noninterest expense decreased $14.6 million primarily due to a reduction in loan origination activities.

        Minority interest income totaled $26.8 million for the nine months ended September 30, 2008 compared to $16.2 million for the nine months ended September 30, 2007. The $10.6 million increase was due to an increase in minority interest income associated with certain NMTC partnerships that are consolidated under applicable accounting guidance. The majority of the increase was due to a provision for loan losses in our condensed consolidated statement of operations that is allocated to the minority interest holders of such NMTC partnerships. The increase in provision for loan losses resulted in an increase in minority interest income equal to the third-party investors' allocation of such provision.

North American Investments and Funds Management Segment

        The following table summarizes the results of operations of our North American Investments and Funds Management segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$(834)	$(165)	$471	$6,279
Noninterest income	(1,518)	42,059	(11,588)	215,237

Total revenue	(2,352)	41,894	(11,117)	221,516
Provision for loan losses	—	(294)	—	245

Net revenue	(2,352)	42,188	(11,117)	221,271
Noninterest expense	7,651	21,203	28,074	70,045

(Loss) income before minority interest and income taxes	(10,003)	20,985	(39,191)	151,226
Minority interest income (expense)	(165)	7,353	8,509	(5,875)

(Loss) income before income taxes	$(10,168)	$28,338	$(30,682)	$145,351

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Our North American Investments and Funds Management segment incurred a loss before income taxes of $10.2 million for the three months ended September 30, 2008 compared to income before income taxes of $28.3 million for the three months ended September 30, 2007. The $38.5 million decrease was primarily driven by a reduction in income from equity investments in joint ventures and partnerships due to downward changes in fair value of investment funds in which we co-invest with third-party investors and nonrecurring gains from asset sales in the prior year, partly offset by lower noninterest expense.

        Net interest income was a negative $0.8 million for the three months ended September 30, 2008 compared to a negative $0.2 million for the three months ended September 30, 2007. The $0.6 million decrease was primarily due to a decline in average interest-earning assets for the three months ended September 30, 2008 compared to the prior year.

        Noninterest income was a negative $1.5 million for the three months ended September 30, 2008 compared to a positive $42.1 million for the three months ended September 30, 2007. The $43.6 million decrease was primarily the result of increased net losses and lower income from equity investments in joint ventures and partnerships. Our income from equity investments in joint ventures and partnerships include the results of certain commingled funds that we consolidate. Income from equity investments in joint ventures and partnerships, excluding asset sales, decreased $11.3 million primarily due to declines in the market value of assets held through such joint ventures and partnerships. Gains from asset sales executed through joint venture holdings decreased $7.4 million from the prior period due to a reduction in sales activity. Net losses incurred from downward changes in fair value of loans amounted to $5.7 million for the three months ended September 30, 2008, reflecting continued adverse market conditions, compared to net gains of $0.2 million for the three months ended September 30, 2007. These losses were offset by a $5.0 million nonrecurring gain in the three months ended September 30, 2008 from the principal repayment of a loan previously charged off. Net gains on investment securities amounted to $0.3 million for the three months ended September 30, 2008 compared to net losses of $0.9 million for the three months ended September 30, 2007. The three months ended September 30, 2007 also included nonrecurring gains of $14.0 million resulting from the sale of our former research division, Realpoint, and the remaining property held in another division. These divisions also produced operating income of $3.1 million in the prior period. Additionally, placement fees declined $4.6 million due to fewer real estate equity transactions upon which we earn such fees. Asset management fees declined $2.1 million due to nonrecurring fees received in the prior period from the final close of an investment fund.

        Noninterest expense totaled $7.7 million for the three months ended September 30, 2008 compared to $21.2 million for the three months ended September 30, 2007. The $13.5 million decrease was primarily due to a reduction in incentive compensation expense of $12.0 million related to the decline in operating results and a $1.9 million decrease in professional fees.

        Minority interest expense totaled $0.2 million for the three months ended September 30, 2008 compared to minority interest income of $7.4 million for the three months ended September 30, 2007. The $7.6 million variance was primarily due to downward changes in fair value recognized in the prior year for certain commingled funds that we consolidate. The downward changes in fair value resulted in minority interest income equal to the third-party investors' share of such losses.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Our North American Investments and Funds Management segment incurred a loss before income taxes of $30.7 million for the nine months ended September 30, 2008 compared to income before income taxes of $145.4 million for the nine months ended September 30, 2007. The $176.1 million decrease was primarily driven by a reduction in income from equity investments in joint ventures and partnerships due to downward changes in fair value of investment funds in which we co-invest with third-party investors, losses from downward changes in fair value of investment securities and loans, and nonrecurring gains from asset sales in the prior year partly offset by lower noninterest expense in the current year.

        Net interest income totaled $0.5 million for the nine months ended September 30, 2008 compared to $6.3 million for the nine months ended September 30, 2007. The $5.8 million decrease was primarily due to a decrease in average interest-earning assets for the nine months ended September 30, 2008 compared to the prior year.

        Noninterest income was a negative $11.6 million for the nine months ended September 30, 2008 compared to a positive $215.2 million for the nine months ended September 30, 2007. The $226.8 million decrease was primarily the result of increased net losses and lower income from equity investments in joint ventures and partnerships, placement fees and asset management fees. Income from equity investments in joint ventures and partnerships, excluding asset sales, decreased $100.7 million primarily due to declines in the market value of assets held through such joint ventures and partnerships. Gains from asset sales executed through real estate joint venture holdings decreased $22.6 million from the prior period due to a reduction in sales activity. Net losses incurred from downward changes in fair value of loans amounted to $17.3 million for the nine months ended September 30, 2008, due to continuing adverse market conditions, compared to net gains of $0.4 million for the nine months ended September 30, 2007. The current year losses were offset by a $5.0 million nonrecurring gain in the nine months ended September 30, 2008 from the principal repayment of a loan previously charged off. Net losses incurred from downward changes in fair value of investment securities amounted to $4.9 million for the nine months ended September 30, 2008, due to continuing adverse market conditions, compared to net gains of $24.1 million for the nine months ended September 30, 2007 primarily due to nonrecurring realized gains on the sale of certain CMBS investments in 2007. The nine months ended September 30, 2007 also included nonrecurring gains of $14.0 million resulting from the sale of Realpoint, and the remaining property held in another division. These divisions also produced operating income of $7.9 million in the prior period. Additionally, placement fees declined $23.4 million due to fewer real estate equity transactions upon which we earn such fees. Asset management fees declined $14.9 million due to nonrecurring fees earned in 2007 related to achieving certain performance criteria, the liquidation of an investment fund and the final close of an investment fund.

        Noninterest expense totaled $28.1 million for the nine months ended September 30, 2008 compared to $70.0 million for the nine months ended September 30, 2007. The $41.9 million decrease was primarily due to a reduction in incentive compensation expense of $40.4 million related to the decline in operating results.

        Minority interest income was $8.5 million for the nine months ended September 30, 2008 compared to minority interest expense of $5.9 million for the nine months ended September 30, 2007. The $14.4 million variance was primarily due to downward changes in fair value recognized in 2008 on certain commingled funds that we consolidate. The downward changes in fair value resulted in minority interest income equal to the third-party investors' share of such losses in the current year compared to income earned in the prior year that resulted in minority interest expense equal to the third-party investors' share of such income.

  North American Servicing Segment

        The following table summarizes the results of operations of our North American Servicing segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$(3,596)	$(235)	$(11,378)	$(7,951)
Noninterest income	76,712	101,179	231,833	308,278

Total revenue	73,116	100,944	220,455	300,327
Provision for loan losses	—	—	—	(87)

Net revenue	73,116	100,944	220,455	300,414
Noninterest expense	48,293	51,566	145,943	156,603

Income before minority interest and income taxes	24,823	49,378	74,512	143,811
Minority interest income	—	—	—	—

Income before income taxes	$24,823	$49,378	$74,512	$143,811

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Income before income taxes totaled $24.8 million for the three months ended September 30, 2008 compared to $49.4 million for the three months ended September 30, 2007. The $24.6 million decrease was primarily driven by lower net interest income and noninterest income partly offset by lower noninterest expense.

        Net interest income totaled a negative $3.6 million for the three months ended September 30, 2008 compared to a negative $0.2 million for the three months ended September 30, 2007. The $3.4 million decrease was primarily driven by a reduction in interest rates. The segment generated lower interest income of $9.2 million on balances maintained at third party banks. This was partially offset by $4.3 million of lower interest expense on balance sheet assets and $1.6 million of lower interest expense paid to borrowers.

        Noninterest income totaled $76.7 million for the three months ended September 30, 2008 compared to $101.2 million for the three months ended September 30, 2007. The $24.5 million decrease was driven by lower trust fees, mortgage servicing fees, and other fees. Trust fees are interest rate sensitive and decreased $18.4 million due to the lower interest rate environment. Mortgage servicing fees decreased $5.9 million primarily as a result of lower assumption fees, which are a component of mortgage servicing fees in our condensed consolidated statement of operations. We earn an assumption fee when an existing borrower's mortgage is assumed by a new borrower. Assumption transactions have declined due to adverse market conditions. Other fees declined $2.3 million primarily as a result of lower defeasance fees, which are a component of other fees in our condensed consolidated statement of operations. We earn a defeasance fee when a borrower pays off their mortgage through substitution of other collateral. Defeasance transactions have also declined due to adverse market conditions.

        Noninterest expense totaled $48.3 million for the three months ended September 30, 2008 compared to $51.6 million for the three months ended September 30, 2007. The $3.3 million decrease was primarily driven by lower compensation and benefits.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Income before income taxes totaled $74.5 million for the nine months ended September 30, 2008 compared to $143.8 million for the nine months ended September 30, 2007. The $69.3 million decrease was primarily driven by lower net interest income and noninterest income partly offset by lower noninterest expense.

        Net interest income totaled a negative $11.4 million for the nine months ended September 30, 2008 compared to a negative $8.0 million for the nine months ended September 30, 2007. The $3.4 million decrease was primarily driven by a reduction in interest rates. The servicing segment generated lower interest income of $19.8 million on balances maintained at third party banks. This was partially offset by $9.7 million of lower interest expense on balance sheet assets and $4.8 million of lower interest expense paid to borrowers.

        Noninterest income totaled $231.8 million for the nine months ended September 30, 2008 compared to $308.3 million for the nine months ended September 30, 2007. The $76.5 million decrease was primarily driven by lower trust fees, mortgage servicing fees, and other fees. Trust fees decreased $47.8 million due to the lower interest rate environment. Mortgage servicing fees decreased $15.2 million primarily as a result of lower assumption fees, a lower North American servicing portfolio and a lower weighted average service fee on the portfolio. Assumption transactions and related fees have declined due to adverse market conditions. Other fees declined $12.3 million primarily as a result of lower defeasance fees and the absence of revenues from our former technology subsidiary, EnableUS, Inc.

        Noninterest expense totaled $145.9 million for the nine months ended September 30, 2008 compared to $156.6 million for the nine months ended September 30, 2007. The $10.7 million decrease was primarily driven by lower compensation and benefits.

  Asian Operations Segment

        The following table summarizes the results of operations of our Asian Operations segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$4,110	$15,595	$13,606	$41,953
Noninterest income	(44,694)	36,294	(27,765)	118,211

Total revenue	(40,584)	51,889	(14,159)	160,164
Provision for loan losses	11,745	4,679	17,129	9,031

Net revenue	(52,329)	47,210	(31,288)	151,133
Noninterest expense	18,981	11,886	68,657	58,696

(Loss) income before minority interest and income taxes	(71,310)	35,324	(99,945)	92,437
Minority interest income (expense)	2,428	(548)	(1,119)	(3,626)

(Loss) income before income taxes	$(68,882)	$34,776	$(101,064)	$88,811

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Our Asian Operations segment incurred a loss before income taxes of $68.9 million for the three months ended September 30, 2008 compared to income before income taxes of $34.8 million for the three months ended September 30, 2007. The $103.7 million decrease was driven by a reduction in net interest income and noninterest income, an increase in provision for loan losses and noninterest expense, partially offset by an increase in minority interest income.

        Net interest income totaled $4.1 million for the three months ended September 30, 2008 compared to $15.6 million for the three months ended September 30, 2007. The $11.5 million decrease was attributable to a reduction in the balance of acquired non-performing loans and an increase in real estate investments that are not interest-earning assets. This resulted in an allocation of interest expense on debt used to purchase real estate investments with no corresponding interest income. The decrease in the portfolio of acquired non-performing loans was driven by resolutions or sales of such loans and no acquisitions.

        Noninterest income totaled a negative $44.7 million for the three months ended September 30, 2008 compared to a positive $36.3 million for the three months ended September 30, 2007. The $81.0 million decrease was driven primarily by net losses, lower placement fees, and lower income from equity investments in joint ventures and partnerships. Net losses totaled $55.0 million for the three months ended September 30, 2008 compared to net gains of $19.8 million for the three months ended September 30, 2007. The unfavorable variance of $74.8 million was due to real estate impairment charges of $53.7 million and downward changes in fair value of loans held for sale totaling $6.6 million in 2008, lower gains from acquired non-performing loans and nonrecurring opportunistic sales of certain real estate investments in 2008 compared to 2007. Placement fees decreased $2.8 million due to lower loan originations. Our income from equity investments in joint ventures and partnerships declined $1.7 million due to certain real estate joint ventures terminating in 2007 upon asset disposition.

        The provision for loan losses totaled $11.7 million for the three months ended September 30, 2008 compared to $4.7 million for the three months ended September 30, 2007 due to difficult market conditions for Japanese and Taiwanese real estate assets which provide the collateral for the portfolio of acquired non-performing loans.

        Noninterest expense totaled $19.0 million for the three months ended September 30, 2008 compared to $11.9 million for the three months ended September 30, 2007. The $7.1 million increase was mainly attributable to an increase of $2.9 million in loan processing fees, an increase in miscellaneous expenses of $2.5 million from certain entities consolidated in 2008 and an increase of $1.5 million in salary expense.

        Minority interest income totaled $2.4 million for the three months ended September 30, 2008 compared to minority interest expense of $0.5 million for the three months ended September 30, 2007 due to the impairment of certain Japanese real estate investments in 2008 that are held in a consolidated joint venture resulting in minority interest income equal to the joint venture partner's share of the loss.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Our Asian Operations segment incurred a loss before income taxes of $101.1million for the nine months ended September 30, 2008 compared to income before income taxes of $88.8 million for the nine months ended September 30, 2007. The $189.9 million decrease was driven by a reduction in net interest income and noninterest income, an increase in provision for loan losses and noninterest expense, partially offset by a reduction in minority interest expense.

        Net interest income totaled $13.6 million for the nine months ended September 30, 2008 compared to $42.0 million for the nine months ended September 30, 2007. The $28.4 million decrease was attributable to a reduction in the balance of acquired non-performing loans and an increase in real estate investments that are not interest-earning assets. This resulted in an allocation of interest expense on debt used to purchase real estate investments with no corresponding interest income. The decrease in the portfolio of acquired non-performing loans was driven by resolutions or sales of such loans, with certain proceeds reinvested in noninterest-earning real estate investments, and fewer acquisitions of such loans.

        Noninterest income totaled a negative $27.8 million for the nine months ended September 30, 2008 compared to a positive $118.2 million for the nine months ended September 30, 2007. The $146.0 million decrease was driven primarily by net losses, lower asset management and disposition fees, lower income from equity investments in joint ventures and partnerships, and lower placement fees, partially offset by miscellaneous income of $15.3 million from certain entities consolidated in 2008. Net losses totaled $72.3 million for the three months ended September 30, 2008 compared to net gains of $59.3 million for the three months ended September 30, 2007. The unfavorable variance of $131.6 million was due to real estate impairment charges of $88.9 million and downward changes in fair value of loans held for sale totaling $9.7 million in 2008, and higher non-recurring opportunistic sales of certain real estate investments in 2007. Asset management and disposition fees decreased by $14.8 million due to a non-recurring disposition fee on an asset sold in 2007. Our income from equity investments in joint ventures and partnerships declined $7.2 million due to certain real estate joint ventures terminating in 2007 upon asset disposition. Placement fees decreased $5.3 million due to lower loan originations.

        The provision for loan losses totaled $17.1 million for the nine months ended September 30, 2008 compared to $9.0 million for the nine months ended September 30, 2007 due to difficult market conditions for Japanese and Taiwanese real estate assets which provide the collateral for the portfolio of acquired non-performing loans.

        Noninterest expense totaled $68.7 million for the nine months ended September 30, 2008 compared to $58.7 million for the nine months ended September 30, 2007. The $10.0 million increase was mainly attributable to higher miscellaneous expenses of $12.3 million from certain entities consolidated in 2008 and an increase in professional fees of $4.2 million due to higher legal fees and audit fees caused by new regulations in Japan, partially offset by a reduction in incentive compensation expense of $3.9 million due to a decline in operating results and lower property inspection and loan processing fees of $4.4 million due to fewer real estate acquisitions and dispositions.

        Minority interest expense totaled $1.1 million for the nine months ended September 30, 2008 compared to $3.6 million for the nine months ended September 30, 2007 due to gains on the sale of real estate investments in 2007 that were held in a consolidated joint venture resulting in minority interest expense equal to the joint venture partner's share of the gain in 2007.

  European Operations Segment

        The following table summarizes the results of operations of our European Operations segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$5,735	$7,308	$16,280	$26,310
Noninterest income	(6,848)	(9,916)	(286,403)	76,616

Total revenue	(1,113)	(2,608)	(270,123)	102,926
Provision for loan losses	(644)	(139)	(1,277)	(1,698)

Net revenue	(469)	(2,469)	(268,846)	104,624
Noninterest expense	6,035	9,840	28,933	40,516

(Loss) income before minority interest and income taxes	(6,504)	(12,309)	(297,779)	64,108
Minority interest income	—	—	—	—

(Loss) income before income taxes	$(6,504)	$(12,309)	$(297,779)	$64,108

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Our European Operations segment incurred a loss before income taxes of $6.5 million for the three months ended September 30, 2008 compared to a loss before income taxes of $12.3 million for the three months ended September 30, 2007. The $5.8 million improvement was primarily due to lower fair value charges recognized on our loan portfolio held for sale in Europe and a reduction in noninterest expense.

        Net interest income totaled $5.7 million for the three months ended September 30, 2008 compared to $7.3 million for the three months ended September 30, 2007. The $1.6 million decrease was primarily driven by a decrease in average interest-earning assets in Europe following the sale of significant interests in 39 loans to a third-party institutional buyer in April 2008.

        Noninterest income was a negative $6.8 million for the three months ended September 30, 2008 compared to a negative $9.9 million for the three months ended September 30, 2007. The $3.1 million improvement was primarily due to decreased net losses, partially offset by a decrease in fee income and a decrease in equity in income of joint ventures and partnerships. Net losses totaled $11.6 million for the three months ended September 30, 2008 compared to net losses of $18.2 million in the prior period. The decrease in net losses of $6.6 million was primarily due to lower fair value charges recognized on our portfolio of loans held for sale during the three months ended September 30, 2008. All other noninterest income decreased $3.5 million primarily due to decreased market activity.

        Noninterest expense totaled $6.0 million for the three months ended September 30, 2008 compared to $9.8 million for the three months ended September 30, 2007. The $3.8 million decrease was primarily due to a reduction in professional fees related to securitization activity.

  Nine months ended September 30, 2008 compared to nine months ended September30, 2007

        Our European Operations segment incurred a loss before income taxes of $297.8 million for the nine months ended September 30, 2008 compared to income before income taxes of $64.1 million for the nine months ended September 30, 2007. The $361.9 million decrease was primarily due to significant downward changes in fair value recognized on our portfolio of loans held for sale in Europe.

        Net interest income totaled $16.3 million for the nine months ended September 30, 2008 compared to $26.3 million for the nine months ended September 30, 2007. The $10.0 million decrease was primarily driven by a decrease in average interest-earning assets in Europe after we completed the sale of significant interests in 39 loans to a third-party institutional buyer in April 2008.

        Noninterest income was a negative $286.4 million for the nine months ended September 30, 2008 compared to a positive $76.6 million for the nine months ended September 30, 2007. The $363.0 million decrease was primarily due to increased net losses, a decrease in equity in income of joint ventures and partnerships, and a decrease in fee income. Net losses totaled $297.1 million for the nine months ended September 30, 2008 compared to net losses of $11.8 million in the prior period. The current year losses were primarily due to losses on interests in loans that were sold. In April 2008, we completed the sale of significant interests in 39 loans to a third-party institutional buyer for a total aggregate sale price of approximately $1.8 billion. Equity in income of joint ventures and partnerships decreased $59.6 million due to operating losses incurred by the underlying joint venture investments in 2008 while profits were recognized on the disposal of assets in 2007. There were no asset disposals and therefore no profits recognized in 2008. Placement fees decreased $12.7 million due to a reduction in origination volume. Mortgage servicing fees decreased $2.4 million primarily as a result of nonrecurring income earned on the resolution of a specially serviced CMBS investment in 2007.

        Noninterest expense totaled $28.9 million for the nine months ended September 30, 2008 compared to $40.5 million for the nine months ended September 30, 2007. The $11.6 million decrease was primarily due to a $14.0 million decline in incentive compensation related to the decline in operating results partly offset by a $1.4 million increase in employee benefits and an increase of $0.8 million in professional fees due to transaction expenses incurred in connection with the European loan sale in April 2008 and consulting costs incurred in connection with matters related to Capmark Bank Europe.

  North American Affordable Housing Segment

        The following table summarizes the results of operations of our North American Affordable Housing segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$919	$(1,850)	$1,721	$(3,497)
Noninterest income	30,886	4,304	31,599	54,625

Total revenue	31,805	2,454	33,320	51,128
Provision for loan losses	—	(4,001)	—	(2,440)

Net revenue	31,805	6,455	33,320	53,568
Noninterest expense	9,291	10,391	27,706	33,577

Income (loss) before minority interest and income taxes	22,514	(3,936)	5,614	19,991
Minority interest income	—	—	—	—

Income (loss) before income taxes	$22,514	$(3,936)	$5,614	$19,991

  Three months ended September 30, 2008 compared to three months ended September 30, 2007

        Income before income taxes totaled $22.5 million for the three months ended September 30, 2008 compared to a loss before income taxes of $3.9 million for the three months ended September 30, 2007. The $26.4 million increase was primarily attributable to an increase in noninterest income, net interest income, and a decrease in noninterest expense partially offset by a reversal of loan loss reserves in 2007.

        Net interest income was a positive $0.9 million for the three months ended September 30, 2008 compared to a negative $1.9 million for the three months ended September 30, 2007. The increase of $2.8 million was primarily due to decreased variable rate funding costs associated with our fixed rate investment securities and lower outstanding balances of equity advances.

        Noninterest income totaled $30.9 million for the three months ended September 30, 2008 compared to $4.3 million for the three months ended September 30, 2007. The $26.6 million increase was primarily due to a $29.0 million reduction in LIHTC loss reserves due to the repeal of legislation in the third quarter of 2008 that previously required such reserves, a $7.9 million reduction in losses related to other LIHTC yield guarantees, a $2.2 million increase in net real estate investment income on properties in which we acquired the limited partnership interests in 2008, partially offset by $5.3 million of net losses in 2008 which primarily resulted from impairments recognized on equity investments and $6.9 million of nonrecurring gains on asset sales in 2007.

        There is no current year provision for loan losses compared to a negative $4.0 million for the three months ended September 30, 2007. The credit amount in 2007 reflects the repayment of a loan that was originally reserved for in a prior period.

        Noninterest expense totaled $9.3 million for the three months ended September 30, 2008 compared to $10.4 million for the three months ended September 30, 2007. The $1.1 million decrease was driven primarily by a $2.2 million reduction in personnel and legal costs partially offset by an increase in operating costs on properties in which we acquired the limited partnership interests in 2008.

  Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Income before income taxes totaled $5.6 million for the nine months ended September 30, 2008 compared to $20.0 million for the nine months ended September 30, 2007. The $14.4 million decrease was primarily attributable to a decrease in noninterest income, a reversal of loan loss reserves in 2007, partially offset by an increase in net interest income and a decrease in noninterest expense.

        Net interest income was a positive $1.7 million for the nine months ended September 30, 2008 compared to a negative $3.5 million for the nine months ended September 30, 2007. The increase of $5.2 million was primarily caused by a decrease in variable rate funding costs associated with our fixed rate investment securities, lower outstanding balances of equity advances, and a change in composition of our investment securities portfolio subsequent to the sale of a majority of our affordable housing debt platform in February 2007.

        Noninterest income totaled $31.6 million for the nine months ended September 30, 2008 compared to $54.6 million for the nine months ended September 30, 2007. The decrease of $23.0 million was primarily attributable to a gain of approximately $71.5 on the sale of a majority of our affordable housing debt platform million in February 2007 (partially offset in our condensed consolidated statement of operations by the impact of push down accounting which is reflected in "Corporate and Other") and $9.6 million of nonrecurring gains on asset sales during the nine months ended September 30, 2007, partially offset by a $29.0 million reduction in LIHTC loss reserves due to the repeal of legislation in the third quarter of 2008 that previously required such reserves, a $26.4 million reduction in losses related to other LIHTC yield guarantees and a $3.0 million increase in asset management fees.

        There is no current year provision for loan losses compared to a negative $2.4 million for the nine months ended September 30, 2007. The credit amount in 2007 reflects the repayment of a loan that was originally reserved for in a prior period, partially offset by a $1.6 million provision in 2007 related to a property acquired through foreclosure.

        Noninterest expense totaled $27.7 million for the nine months ended September 30, 2008 compared to $33.6 million for the nine months ended September 30, 2007. The $5.9 million decrease was driven primarily by staff reductions and an overall reduction in operating expenses due to the sale of a majority of our affordable housing debt platform in February 2007.

Critical Accounting Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expense. Our management regularly evaluates these estimates, judgments and assumptions based on available information and experience. Because the use of estimates, judgments and assumptions is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Certain of our accounting policies require higher degrees of judgment and are more complex than others in their application. Our significant accounting policies are disclosed in Note 3 to our 2007 audited consolidated financial statements. There have been no significant changes to the Company's critical accounting estimates and significant accounting policies, except that the Company adopted SFAS No. 157 and SFAS No. 159 on January 1, 2008 as discussed below. For a discussion of our critical accounting estimates, see the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov.

        Many of our critical accounting estimates depend upon estimates of fair value. Note 14 to our condensed consolidated financial statements contains a description of the valuation methodologies that we use for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the valuation hierarchy. The following paragraphs discuss our adoption of SFAS No. 157 and SFAS No. 159 and how these statements impact our estimates of fair value.

        SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is discussed in Notes 3 and 14 to our condensed consolidated financial statements. The adoption of this statement did not have a material impact as to the manner in which we determine fair value but does require additional disclosures as discussed in Note 14 to our condensed consolidated financial statements.

        SFAS No. 159 permits the Company to irrevocably elect fair value of the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in the fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value of financial assets and financial liabilities elected and the fair value of such instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously accounted for at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

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

        It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. For assets and liabilities where there exists limited or no observable market data, fair value measurements are based primarily upon management's own estimates, and are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. The degree to which management's judgment is necessary in determining the fair value for assets and liabilities is directly dependent upon the availability of quoted prices in active markets. For financial instruments that have quoted market prices and actively trade, there is minimal subjectivity in determining fair value. Market conditions often affect the availability of observable fair value inputs. As observable market prices become unavailable or trading activity diminishes, there is a greater need for the use of valuation techniques requiring management judgment to estimate fair value.

        Recent world events have resulted in illiquid markets for many of our financial instruments, requiring us to place more reliance on management's own estimates. Continuing the trend that began in mid-2007, the third quarter of 2008 was characterized by continued price volatility and constrained liquidity in the capital markets. During the month of September 2008, a series of unprecedented events occurred which resulted in increased market illiquidity and downward pressure on asset pricing across various sectors. These events intensified with the bankruptcy filing of Lehman Brothers Holdings Inc., the government conservatorship of Fannie Mae and Freddie Mac, JPMorgan's acquisition of Washington Mutual's deposits, the federal government's significant investment in AIG, and Bank of America's acquisition of Merrill Lynch. Further pressure on pricing resulted from investor repositioning into cash or highly-liquid U.S. Government securities as mutual fund managers were faced with unprecedented withdrawal requests and issuers of commercial paper encountered an inability to roll over maturities. Transactional activity in all but the most liquid markets ceased over investor fears of further insolvencies.

Financial Assets

        Commercial mortgage loans are highly individualized. Under normal market conditions, transactions occur directly between parties or through seller-sponsored securitization vehicles. GSEs such as Fannie Mae and Freddie Mac also facilitate a market for securitization of individual loans as well as groups of loans. We have historically used pricing for both direct sale transactions and securitizations (through both seller-sponsored and government-sponsored securitization vehicles) when making fair value determinations. However, current market turmoil has contributed to a significant decline in activity. Securitization market activity has effectively ceased as concerns about the credit quality of securitized residential mortgage loans spread to degrade the desirability of all securitization investment opportunities. GSEs continue to provide a market for the sale of loans although activity is limited.

        As a result of market conditions in the third quarter of 2008, we observed limited activity and received limited bids for specific loans that could be used in our valuation of our portfolio of loans held for sale. However, we did incorporate market information related to new loan originations which reflects spreads at which our loan portfolio could be refinanced. Considering their importance to the value of loans, these spreads were used as the basis for creating a pricing matrix for a portion of our portfolio. We also leveraged our internal risk rating process to a greater extent than in previous quarters due to significantly higher emphasis on credit quality and illiquidity observed in the financial markets. Consistent with prior quarters, any loan held for sale that was specifically identified as impaired was valued using the net realizable value of the collateral, as the evaluation of impaired loans by potential buyers would be based to a large extent on the underlying real estate.

        The availability of quoted prices for our U.S. Treasury investment securities were unaffected by the market turmoil due to their desirability as high-quality, highly liquid investments. As described above, market inputs for less liquid investment securities became increasing unreliable throughout the third quarter of 2008 due to the financial markets participants' desire for only the highest quality investments. Where we obtained inputs from third-party pricing providers to assist us in determining the fair value of investment securities, we evaluated these inputs and considered whether the resulting fair value estimates were appropriately placed in the fair value hierarchy. The majority of our investment securities portfolio is classified within Level 3. For these securities, cash flows were analyzed and adjusted for anticipated credit losses. The resulting projected cash flows were then discounted at a rate we believe market participants would use given current market conditions.

        As of September 30, 2008, approximately $6.2 billion of our total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which we elected the fair value option. Approximately $1.0 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 inputs. Approximately $5.2 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 84% of our total assets measured at fair value and approximately 24% of our total consolidated assets.

Financial Liabilities—Brokered CDs

        While continued market volatility and illiquidity was evident in the third quarter of 2008, the fair value methodology related to our Brokered CDs remained unchanged. There is no impact on the value of our Brokered CDs due to credit risk because the deposits are insured by the FDIC. Also, while the dislocation of market liquidity is evident in the marketplace, the yield curve used to discount the future cash flows related to the deposits reflects current market conditions. For these reasons, we continue to classify our Brokered CDs as Level 2 financial instruments because the yield curve is considered a reliable observable input.

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

        As of September 30, 2008, we had $1.8 billion in total cash, of which $166.9 million was restricted under current regulatory and other contractual arrangements. This represented a net increase in total cash of approximately $330.8 million from December 31, 2007. As of September 30, 2008, we had readily available cash (excludes restricted cash and cash held by Capmark Bank US) and borrowing capacity under our revolving credit facility of $2.1 billion.

        During the nine months ended September 30, 2008, net cash provided by operating activities totaled $2.1 billion. The European loan sale in April 2008 generated approximately $1.8 billion in cash, the proceeds of which were primarily used to repay indebtedness. The proceeds from the sale were supplemented by approximately $0.3 billion related to the net cash provided by all other operating activities.

        We used net cash of $1.2 billion in investing activities for the nine months ended September 30, 2008, primarily for the origination of loans held for investment totaling $2.4 billion which was offset in part by the receipt of approximately $1.2 billion from the repayment of loans held for investment. For the nine months ended September 30, 2008, we used approximately $0.6 billion of net cash in our financing activities, in large part due to a net decrease of $1.1 billion in short-term borrowings partially offset by a $0.4 billion increase in deposit liabilities.

        In the third quarter of 2008, we continued to take actions to maintain sufficient liquidity to support our business operations including:

  •
  managing the volume and mix of loan originations among product types to emphasize products with better liquidity and lower funding costs, including:

  •
  originating loans for government-sponsored programs and third-parties of $2.0 billion in the third quarter and $6.3 billion for the nine months ended September 30, 2008; and

  •
  originating proprietary loans of $0.7 billion in the third quarter and $1.9 billion for the nine months ended September 30, 2008, which were primarily funded by Capmark Bank US; and

  •
  producing net cash from operating activities of $0.8 billion in the third quarter.

        We have a consolidated debt structure that is predominately long-term with a weighted average remaining term to maturity of approximately 32 months.

        Non-Capmark Bank US highlights include:

  •
  increasing readily available cash (excludes restricted cash and cash held by Capmark Bank US) and available borrowing capacity under our revolving credit facility to $2.1 billion as of September 30, 2008 from $1.9 billion as of June 30, 2008;

  •
  generating approximately $1.0 billion of cash from repayments and sales of loans and other investments during the third quarter of 2008;

  •
  paying down debt (excluding borrowings under the senior credit agreement) by approximately $300.0 million during the third quarter of 2008; and

  •
  extending certain debt facilities with aggregate credit availability of approximately $200.0 million for additional terms in excess of two years.

        Capmark Bank US highlights include:

  •
  increasing readily available cash and available borrowing capacity (excludes the revolving credit facility) to $2.9 billion as of September 30, 2008 from $2.0 billion as of June 30, 2008. In addition, escrow funds held in trust as of September 30, 2008 that were eligible for deposit in Capmark Bank US were $1.1 billion;

  •
  issuing $3.4 billion of Brokered CDs with a weighted average life of 22 months, which extended the weighted average remaining term to maturity of deposit liabilities from 13 months to 19 months;

  •
  generating approximately $1.5 billion of cash from repayments and sales of loans and other investments during the third quarter of 2008; and

  •
  maintaining capital strength with a total risk-based capital ratio of 13.6%.

        Management believes that the Company's current financing sources and cash flows are adequate to meet our liquidity needs for a reasonable period including the next 12 months. We will continue to evaluate additional sources of liquidity.

Government Programs

        During the third and fourth quarters of 2008, the Treasury and the FDIC initiated new programs designed to help restore liquidity to U.S. financial institutions, including the Capital Purchase Program, the Whole Loan Purchase Program and the Temporary Liquidity Guarantee Program.

        We are evaluating our eligibility for, and the potential benefits of, participating in these programs. Based upon current guidance for these programs, Capmark Bank US and Escrow Bank are eligible to participate in the FDIC Temporary Liquidity Guarantee Program and the Treasury Capital Purchase Program. Other than our U.S. banking subsidiaries, we are not currently eligible to participate in these programs. The Treasury has not yet indicated when or to what extent it will use the Whole Loan Purchase Program to purchase commercial real estate loans.

        These programs are subject to numerous terms and conditions, including limitations on dividends, limitations on certain executive compensation payments, limitations on the deductibility of certain executive compensation expenses and program related fees. The program guidelines are not complete and may be subject to further changes. For example, it is unclear how the Capital Purchase Program will apply to privately held entities such as Capmark Bank US. The Treasury and the FDIC are expected to issue additional guidance in the coming weeks on various aspects of these programs.

        We may apply to participate in (or may elect not to opt out of) certain of these programs to the extent we are eligible and we conclude that participation would be advantageous. However, there is no assurance that we will make any such application or election, that any application to a discretionary program would be accepted by the applicable regulatory agency or that we will obtain any material benefits from any such programs.

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

        The following table presents the credit ratings and ratings outlook assigned to our unsecured indebtedness by S&P, Moody's and Fitch as of the date of this quarterly report. On October 8, 2008, Fitch downgraded our long-term rating to BBB- from BBB and revised our outlook to negative from stable. On October 15, 2008, Moody's affirmed our long-term rating of Baa3 and revised our outlook to negative from stable. Credit ratings are opinions of a rated entity's ability to meet its ongoing obligations. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

	Short-Term		Long-Term
Rating Agency	Rating	Outlook	Rating	Outlook
S&P	A3	Stable	BBB-	Stable
Moody's	—	—	Baa3	Negative
Fitch	F3	Negative	BBB-	Negative

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

        Our ability to access the capital markets and other sources of secured and unsecured funding, which is critical to our ability to do business, has been and could continue to be adversely affected by recent events in the global markets and in the economy. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook and Recent Trends," global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. Our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may adversely affect our liquidity and access to the secured and unsecured debt markets. For additional information on factors that may affect our liquidity and financial condition, see "Our business is significantly affected by general business, economic and cyclical market conditions, particularly in the commercial real estate industry, and accordingly, our business could be harmed in the event of an economic slowdown or recession or a market downturn or disruption" and "Developments in the debt capital markets have adversely affected and may continue to adversely affect our results of operations and financial condition" under the heading "Risk Factors" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended.

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

        We have access to short-term and long-term funding under a number of secured and unsecured financing arrangements. These arrangements allow us to borrow funds in U.S. dollars, pounds sterling, euro, Japanese yen, Canadian dollars, Taiwanese dollars and other currencies, depending on our financing requirements. Interest is payable under these financing arrangements primarily at floating rates that are determined by reference to a benchmark rate, such as LIBOR or EURIBOR, and, in some cases, at fixed rates. When making determinations as to which sources of funds to access, we generally seek to finance our assets with borrowings that are denominated in the same currency and that bear interest based on the same benchmark rates. When we are unable to match the currency and interest rates that are applicable to our assets and liabilities, we seek to enter into derivative transactions to achieve a similar result.

        Consistent with our liquidity and capital allocation strategy, we strive to maintain diverse funding sources to provide us with a cost effective and flexible mix of funding. Brokered CDs continue to provide a key liquidity source for Capmark Bank US. Although market conditions adversely affected the availability and cost of other funding sources throughout 2008, Capmark Bank US was able to issue Brokered CDs to support growth in its commercial mortgage loan portfolio as the Brokered CD market remained stable and provided consistently available funding. While we do not maintain specific target levels for Brokered CDs, we manage the level of Brokered CDs in response to changes in investor demand, prevailing funding spreads and overall economic conditions. When issuing Brokered CDs, one of our goals is to achieve a liability maturity profile similar to that of our asset maturity profile. Based upon the increasing duration of our asset maturity profile, we have increased our issuance of Brokered CDs ranging in maturity from two to five years. We continue to monitor shorter-term maturities should the opportunity arise to issue shorter-term Brokered CDs for economic reasons.

        General economic conditions may affect our ability to access the Brokered CD market. We also face the risk that we may need to issue Brokered CDs at higher rates. An increase in rates could have a negative impact on our net interest income. Capmark Bank US also has access to secured funding through FHLB Seattle and the Federal Reserve Bank of San Francisco, which subject to the terms of the programs, may enable us to borrow up to an aggregate amount of $3.5 billion. As of September 30, 2008, we had unused capacity of $2.3 billion under these programs. Additionally, deposits related to our servicing platform of approximately $1.1 billion are eligible for deposit at Capmark Bank US. We believe that these secured borrowing arrangements and eligible escrow deposits provide alternative funding sources for Capmark Bank US if we are either unable to access the Brokered CD market or the overall cost of obtaining funding in this market increases significantly.

        The following table presents information concerning the financing arrangements and other funding sources that we had in place as of September 30, 2008 (in thousands):

Financing Arrangements and Funding Sources	Amount Outstanding	Funding Limit(10)	Weighted Average Remaining Maturity
			(months)
Primary long-term funding:
Senior credit facility
Term loan(1)	$2,730,356	$2,730,356	30
Revolving credit facility(1)(2)	1,631,692	2,701,089	30

Total	4,362,048	5,431,445	30

Bridge loan(3)	1,133,000	1,133,000	6
Senior Notes	2,529,308	2,529,308	48

Total	8,024,356	9,093,753	32

Secured funding(4):
Repurchase agreements(5)	138,416	561,992	1
Other secured funding facilities—Capmark Bank US(6)	1,226,504	3,528,293	24
Other secured funding facilities—Other(6)	520,142	713,822	10
Bank and third-party funding	139,450	139,450	60

Total	2,024,512	4,943,557	21

Unsecured funding:
Other unsecured funding—uncommitted—Capmark Bank US	187,000	227,000	—
Other unsecured funding—uncommitted—Other	90,673	118,585	1
Other bank and third party loans(6)	95,482	189,664	5

Total unsecured funding	373,155	535,249	1

Subtotal	10,422,023	14,572,559	29
Brokered CDs(7)	5,920,452	5,920,452	19
Other deposit liabilities	50,000	50,000	—

Total funding and bank deposit liabilities	16,392,475	20,543,011	25

Consolidated debt agreements(8)
Secured debt attributable to the consolidation of securitizations	232,714	232,714	N/A
Secured debt attributable to the consolidation of real estate owned	28,695	28,695	N/A
Secured debt attributable to the consolidation of LIHTC partnerships	207,453	207,453	N/A

Total consolidated debt agreements	468,862	468,862	N/A

Junior subordinated debentures(9)	250,001	250,001	450

Total borrowings and deposit liabilities	$17,111,338	$21,261,874	32

Notes:

(1)
Contractual capacity under our term loan is $2.75 billion in U.S. dollar equivalent amounts. Foreign currency fluctuations resulted in amounts available that were less than the contractual capacity as of September 30, 2008. Our revolving credit facility's maximum facility limit was $10.7 million lower than its contractual capacity as of September 30, 2008, as a result of capacity reductions for the excess amounts outstanding under our term loan described above and amounts reserved in respect of letters of credit and interest payments on certain borrowings. In addition, the contractual capacity under the revolving credit facility was reduced by $37.0 million due to the bankruptcy filing of one of the lenders. The weighted average remaining maturity of the balance outstanding under the revolving credit facility is based on the facility's contractual termination date of March 23, 2011.

(2)
In October 2008, we increased our cash position by drawing down substantially all of the remaining capacity under our revolving credit facility.

(3)
In October 2008, we paid down $300.0 million of our bridge loan that comes due in March 2009.

(4)
The funding limits for secured funding are subject to lien limitations under our senior credit facility. Additionally, the funding limits reflect the contractual capacity of such agreements but are not indications of actual amounts that may be borrowed at any time. Borrowing capacity for these agreements is dependent upon our ownership of eligible assets and the discretion of the lenders.

(5)
During the first nine months of 2008, we did not experience any margin calls as a result of declining collateral values, excluding any effects from changes in foreign exchange rates.

(6)
Included in funding limit amounts are term loans that have a stated maturity date on which lenders do not have any requirement to extend the borrowings.

(7)
Term to maturity of Brokered CDs is calculated using the maturity date of callable deposits. There is no specific funding limit for Brokered CDs. Such limit is determined by our willingness to access this market.

(8)
Represents debt agreements that we consolidate under SFAS No. 140, SFAS No. 66 and FIN 46(R).

(9)
As a result of consecutive fiscal quarters of negative adjusted earnings before taxes and our average four quarters fixed charge ratio of less than 1.20, we determined that a mandatory deferral event continued for the third quarter 2008. For a discussion of the junior subordinated debentures, see the information under the headings "Description of Other Indebtedness—Junior Subordinated Debentures and Trust Preferred Securities" and "Liquidity and Capital Resources—Unsecured Funding—Junior Subordinated Debentures" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov.

(10)
For funding sources that do not, by their terms, have a limit on the amount that may be drawn, we have calculated the funding limit as the amount drawn as of September 30, 2008.

        In addition to the outstanding funding reflected in the above table as of September 30, 2008, we had $2.2 billion of stockholders' equity and $94.3 million of common stock classified as mezzanine equity. As of September 30, 2008, approximately $1.6 billion was outstanding under our revolving credit facility, of which approximately $1.1 billion remained available, and we held $1.8 billion of total cash, including $512.6 million of cash held at Capmark Bank US.

        Of the total deposit liabilities reflected in the above table, $5.9 billion consisted of federally insured Brokered CDs issued by Capmark Bank US, as compared to $5.5 billion outstanding as of December 31, 2007. Capmark Bank US may also have access to funding in the form of escrow deposits held in trust as provided by our U.S. servicing operations. As of September 30, 2008, $50.0 million of eligible escrow funds held in trust by the Company's U.S. servicing operations were placed on deposit with Capmark Bank US. As of September 30, 2008, the remaining amount of servicing deposits that were eligible for deposit at Capmark Bank US was $1.1 billion.

        As of September 30, 2008, we maintained a number of committed and uncommitted, secured and unsecured funding programs sponsored by a variety of lenders with an aggregate principal amount totaling $2.4 billion as reflected in the table above. Of that amount, $1.1 billion is considered to be uncommitted and/or is maturing in the near term. This compares to an aggregate principal amount totaling $3.9 billion, of which $2.3 billion was considered to be uncommitted and/or maturing in the near term as of June 30, 2008.

Commitments and Contractual Obligations

  Commitments

        In connection with our business activities, we enter into commitments that may give rise to future cash funding requirements. As of September 30, 2008, these commitments consisted of commitments to originate or purchase loans or investments, commitments to fund loans and commitments to provide equity to equity method investees. We also have commitments to sell loans. The future cash payments and receipts that were associated with these obligations as of September 30, 2008 are summarized in the table below. Because these commitments may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements.

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Commitments to originate or purchase loans	$56,310	$—	$—	$—	$56,310
Commitments to fund construction loans	114,807	529,012	310,901	60,861	1,015,581
Commitments to fund other loans	332,162	843,414	35,067	283,733	1,494,376
Commitments to purchase investments	30,958	—	—	—	30,958
Commitments to provide equity to equity method investees	21,920	78,607	—	75,934	176,461

Total	$556,157	$1,451,033	$345,968	$420,528	$2,773,686

Commitments to sell loans	$488,485	$—	$—	$—	$488,485

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

        The table above reflects the future cash payments and receipts associated with commitments for the entire Company. The future cash payments and receipts solely associated with the commitments for Capmark Bank US as of September 30, 2008 are summarized in the table below:

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Commitments to originate or purchase loans	$56,310	$—	$—	$—	$56,310
Commitments to fund construction loans	46,065	450,756	302,596	26,717	826,134
Commitments to fund other loans	56,285	571,679	30,598	—	658,562

Total	$158,660	$1,022,435	$333,194	$26,717	$1,541,006

Commitments to sell loans	$441,525	$—	$—	$—	$441,525

        The future cash payments and receipts associated with the commitments for all non-bank entities as of September 30, 2008 are summarized in the table below:

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Commitments to fund construction loans	$68,742	$78,256	$8,305	$34,144	$189,447
Commitments to fund other loans	275,877	271,735	4,469	283,733	835,814
Commitments to purchase investments	30,958	—	—	—	30,958
Commitments to provide equity to equity method investees	21,920	78,607	—	75,934	176,461

Total	$397,497	$428,598	$12,774	$393,811	$1,232,680

Commitments to sell loans	$46,960	$—	$—	$—	$46,960

  Contractual Obligations

        In the ordinary course of our business, we enter into contractual arrangements that may require future cash payments. As of September 30, 2008, our contractual obligations primarily consisted of long-term borrowings and deposit liabilities, derivatives instruments, FIN 48 obligations and operating leases. The future cash payments that were associated with these obligations as of September 30, 2008 are summarized in the table below.

	Payments due by Period
Type of Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands of U.S. dollars)
Borrowings and deposit liabilities(1)	$4,770,369	$5,831,293	$2,959,425	$1,875,012	$15,436,099
Derivative instruments(2)	424,041	457,121	241,408	196,988	1,319,558
FIN 48 obligations(3)	64,319	148,003	—	—	212,322
Operating leases and other(4)	27,140	78,095	70,445	13,542	189,222

Total	$5,285,869	$6,514,512	$3,271,278	$2,085,542	$17,157,201

Notes:

(1)
Includes the scheduled maturity of long-term borrowings and deposit liabilities with an original maturity of one year or more, including interest. Interest was calculated for fixed-rate obligations using the contractual fixed interest rate, and for floating-rate obligations, using the appropriate forward-yield curve as of September 30, 2008. Excluded from this table are our short-term borrowings ($2.6 billion), deposit liabilities with an original maturity of less than one year ($1.3 billion), and interest thereon.

(2)
Represents the contractual payments due on our derivative instruments based on rates in effect as of September 30, 2008 but excludes the anticipated amounts that would be contractually received on such instruments, totaling $393.2 million in less than one year, $541.7 million in one to three years, $246.0 million in three to five years, and $208.9 million in more than five years, aggregating $1.4 billion in total.

(3)
Represents uncertain tax positions related to permanent and temporary tax differences, including interest and penalties. The years for which uncertain tax positions will be resolved have been estimated. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify our company for any and all taxes with respect to our company and our subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, we have agreed to indemnify GMAC for any and all tax liabilities of our company and our subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in our consolidated financial statements.

(4)
Includes the future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2008. Also includes payments due to GMAC and our Sponsors and their affiliates under a management agreement which has no contractual term and, for purposes of this table, is presumed to be outstanding for a period of five years.

Guarantees and Off-Balance Sheet Transactions

  Guarantees

        We enter into guarantees in the ordinary course of our business, including, among others, guarantees in support of some of our securitization transactions and guarantees of payment of some of the agency and construction loans that we originate.

  Off-balance Sheet Transactions

        For the nine months ended September 30, 2008, we entered into one loan securitization transaction in which we sold $34.8 million of loans to an off-balance sheet securitization trust and incurred a net loss on sale totaling $2.7 million.

  Purchase and Indemnification Obligations

        The instruments governing some of our securitization transactions and other off-balance sheet transactions contain customary provisions that require us to purchase specific assets from our securitization trusts and indemnify the issuer with respect to any material misstatement or omission with respect to information we provide for inclusion in the applicable offering documents. In connection with certain asset sales and securitization transactions, we typically make customary representations and warranties to the purchaser of our assets that relate to the characteristics of the assets transferred. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser's requirements, as described in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, we have not recorded a liability in our consolidated balance sheet relating to these potential obligations. The maximum potential amount of future payments that we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales and, as a result, we are unable to develop an estimate of the maximum payout under these representations and warranties. As of September 30, 2008, we had not been required to repurchase any assets under these provisions.

  Recourse Agreements with Government Agencies

        We participate as a lender in Fannie Mae's DUS™ program and other similar programs. As a condition to Fannie Mae's delegation of responsibility for underwriting, originating and servicing of loans under the program, we assume a limited first-dollar loss position throughout the term of each loan we sell to Fannie Mae. As of September 30, 2008, we maintain a liability for such potential losses in the amount of $19.1 million. The maximum amount of loss we were exposed to under these programs was $683.8 million as of September 30, 2008.

  Interests in NMTC Funds

        We sponsor NMTC funds that make investments in qualifying Community Development Entities ("CDEs") that receive new markets tax credit allocations under a federal program that is designed to increase the availability of investment capital in low-income communities. We have determined that our NMTC funds are variable interest entities under FIN 46(R) and that we were the primary beneficiary of all but fifteen of the NMTC funds that we had sponsored as of September 30, 2008. The NMTC funds of which we were not the primary beneficiary had total assets of $308.7 million as of September 30, 2008. Our exposure to loss relating to these NMTC funds was $198.4 million as of that date, representing the amount of financing we have provided to the funds.

  Interests in Collateralized Debt Obligations

        We sponsor CDOs in which we may retain a subordinated or equity interest and for which we serve as the collateral manager. When we sponsor a CDO, we establish a bankruptcy-remote special purpose entity that purchases a portfolio of assets that may consist of commercial mortgage loans and other real estate-related securities and issues debt and equity certificates, representing interests in the special purpose entity. Certain of the CDOs that we have sponsored were initially structured, or have been restructured, as qualifying special purpose entities or "QSPEs" under SFAS No. 140 and, accordingly, are not consolidated in our financial statements.

        The CDOs that we have sponsored that have not been structured as QSPEs are variable interest entities under FIN 46(R). We have determined that we were not the primary beneficiary of any of these entities as of September 30, 2008 and, accordingly, have not consolidated them in our financial statements. These CDOs had total assets of $4.4 billion as of September 30, 2008. Our exposure to loss relating to these CDOs was approximately $12.8 million as of that date, representing the value of our retained interests in these entities including our indirect interests in the CDOs held through our co-investment in a sponsored investment fund.

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

  Property Type Diversification of Our Loan Portfolio

        The following table summarizes the composition of our loans held for sale and held for investment as of September 30, 2008 and December 31, 2007, in aggregate by property type (in thousands):

	September 30, 2008		December 31, 2007
Property Type	Amount	Percentage	Amount	Percentage
Multifamily	$2,947,604	22%	$2,828,286	19%
Office	2,643,400	20	3,052,122	21
Hospitality	2,041,538	16	1,558,172	11
Healthcare	1,734,315	13	1,611,729	11
Retail	1,457,108	11	2,808,654	19
Mixed-use and other(1)	2,296,876	18	2,845,272	19

Total	$13,120,841	100%	$14,704,235	100%

Note:

(1)
Mixed-use and other consists of loans secured by properties with more than one commercial real estate property type, loans secured by pools of mixed property types, plus loans secured by various other property types including, but not limited to, undeveloped land, industrial properties, condominiums, and golf courses.

        The above table sets forth our exposure to these property types in our loan portfolio. We maintain additional direct and indirect exposure to these property types through our interests in funds, securities, equity investments and other non-loan exposures.

  Single Risk Exposures in Our Loan Portfolio

        We seek to minimize the size of our exposure to losses on a single loan by using credit approval limits and by developing loan distribution strategies before we commit to provide financing. As of September 30, 2008, we had 42 loan commitments that exceeded $50.0 million. Our aggregate commitments with respect to these 42 loans totaled $3.2 billion, of which $2.6 billion had been funded. Two of these loans are non-performing and maintained on non-accrual status. The gross commitment and funded amount related to these non-performing loans totaled $111.5 million as of September 30, 2008. The remaining 40 loans are performing loans.

  Originated Non-Performing Assets

        Our originated non-performing assets consist of all of our loans that are on non-accrual status and all of our real estate acquired through foreclosure, excluding any loans there were on non-accrual status at the time we acquired such loans for investment purposes ("acquired non-performing loans").

The following table presents information concerning our originated non-performing assets as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Gross principal balance	$455,962	$259,338
Basis adjustments before allowance for loan losses(1)	(112,625)	(50,898)
Specifically assigned allowance for loan losses	(33,460)	(6,919)

Carrying value	$309,877	$201,521

Carrying value as a percentage of total assets	1.4%	0.9%

Note:

(1)
Basis adjustments include valuation allowances and other discounts to carrying value, before deducting the allowance for loan losses.

  Acquired Non-Performing Loans

        We have acquired non-performing loans for investment purposes at substantial discounts to par. At the time of acquisition, these non-performing loans evidenced credit quality deterioration and the probability that not all contractually required payments would be collected. The carrying amount of these loans totaled $305.1 million and $358.4 million as of September 30, 2008 and December 31, 2007, respectively. We recognize an estimate of the accretable yield on these loans. The accretable yield is limited to the excess of the estimated undiscounted principal, interest and other expected cash flows over the acquisition price of the loans.

        We seek to maximize recovery on our acquired non-performing loans. However, the time and amount of our expected cash flows from such loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. The Company established an allowance for loan losses on acquired non-performing loans of $3.7 million as of September 30, 2008. In addition, charges for impairments of acquired non-performing loans totaled $7.9 million and $5.4 million for the three months ended September 30, 2008 and 2007, respectively, and $14.1 million and $9.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk represents the risk that a change in the level of one or more market prices, rates, indices, implied volatilities, correlations or other market factors will result in a financial loss. The primary market risks that we face are interest rate risk, credit spread risk and foreign currency risk. These risks include the risks that changes in prevailing interest rates, credit spreads or foreign currency exchange rates will impact the fair value of our assets and liabilities, decrease our levels of revenue or increase our expenses. We seek to control these risks primarily through the use of interest rate and foreign currency swaps. From time to time, we may also sell U.S. Treasury securities or enter into various other derivative instruments, including total rate of return swaps, CMBS index swaps, interest rate caps and floors, and options to purchase the foregoing instruments. We seek to further control our exposure to fluctuations in foreign currency exchange rates by securing multi-currency funding sources that we may use when funding foreign currency denominated assets.

        We have implemented centralized risk management policies and processes that are intended to ensure that our market risk exposure is accurately measured, regularly monitored and appropriately managed on a company-wide basis and within individual market positions. Our market risk limits are established by our market risk management department. These limits are approved by our Asset/Liability Management Committee. Our market risk exposure is measured using a variety of quantitative and qualitative risk measures and analyses, performed either daily or monthly, including value-at-risk measurements and sensitivity analyses. Price sensitivity metrics, portfolio valuations and correlation analyses are performed on a daily basis, while stress testing is performed on a monthly basis using the value-at-risk methodology explained below. Value-at-risk measures the impact on the value of existing portfolios of specified changes in market factors for all of our interest rate sensitive assets and liabilities. We also conduct a net interest income sensitivity analysis, which estimates our net interest income sensitivity to immediate increases or decreases in interest rates of 100 and 200 basis points.

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

Foreign Currency Risk

        We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. We are also exposed to risks associated with foreign currency exchange rates because we have various assets and liabilities that are denominated in foreign currencies, including borrowings under our senior credit facility and other borrowing facilities, and because we have subsidiaries and investments in other entities with retained earnings that are denominated in foreign currencies. As of September 30, 2008, our foreign currency exposure consisted primarily of exposure to changes in exchange rates between the U.S. dollar and the Euro in addition to the Japanese yen. We were to a lesser extent subject to risks associated with movements in exchange rates between the U.S. dollar and pounds sterling, Taiwanese dollars, Chinese renminbi, Canadian dollars, Mexican pesos, Indian rupees and Filipino pesos.

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

Derivative Counterparty Exposure

        The use of derivative instruments to manage and mitigate our exposure to market risks exposes us to the risk that counterparties to derivative transactions will fail to perform their obligations under the derivative instruments. Because obligations under our derivative instruments are determined by reference to interest rates, foreign currency exchange rates and CMBS spreads, our exposure to a risk of loss from defaults by counterparties to our derivative transactions is impacted by movements in interest rates, foreign currency exchange rates and to a lesser extent CMBS spreads. To manage our credit exposures to counterparties to our derivative transactions, before we enter into derivative transactions, we negotiate and execute industry standard agreements that govern the maximum credit exposure that we will assume with respect to counterparties in derivative transactions. The typical margin threshold that has been negotiated with our counterparties is $5.0 million. We measure our credit exposure to counterparties under our derivative instruments on a daily basis. If exposures with respect to counterparties exceed agreed-upon thresholds, we make margin calls under which the counterparties are required to post collateral in order to bring our credit exposure to them within the agreed-upon ranges. Our derivative counterparties were rated "single A" or better by the credit rating agencies as of September 30, 2008. To date, we have not incurred a loss as a result of a default on performance by our derivative counterparties.

Value-at-Risk Analysis

        We use a statistical methodology known as value-at-risk, which we refer to as "VaR," as one of our tools for measuring, monitoring and reviewing our market risk exposure. VaR measures the dollar amount of potential losses in fair value from adverse movements in interest rates and credit spreads in an ordinary market. Our VaR model uses a distribution of historical changes in key market indices or other market factors to assess the potential for future losses. Our VaR model also takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another. We measure VaR using a 95% confidence interval and an assumed one-month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by our VaR model in only one out of every 20 months. We believe that our VaR analysis captures all of our significant market risk exposures resulting from our interest rate and credit spread sensitive positions. The following table represents the maximum, average and minimum potential VaR losses measured for the three and nine months ended September 30, 2008 and 2007. This analysis has been presented for illustrative purposes only and does not represent our current views as to future movements in interest rates and credit spreads. The table shows a greater variation in our potential VaR losses for the three and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of adverse market conditions experienced during the nine months ended September 30, 2008. In addition, the unwinding of a mortgage escrow balance hedging strategy in 2007 further increased this disparity.

	Three Months Ended September 30,		Nine Months Ended September 30,
Value-at-Risk	2008	2007	2008	2007
Maximum	$57,785	$48,163	$60,868	$48,163
Average	$53,952	$36,148	$54,233	$23,651
Minimum	$51,849	$15,724	$45,844	$11,963

Net Interest Income Sensitivity Analysis

        While VaR measures the risk of loss due to unlikely events in an ordinary market, a sensitivity analysis measures exposure to an isolated hypothetical movement in one or more specific market prices, rates or indices. To measure our exposure to volatility in net interest income, we perform a sensitivity analysis on a monthly basis that considers isolated hypothetical movements in specific market rates for each currency in which we transact business. The first table reflects our sensitivity to sudden shifts in short-term rates in all currencies in which we transact business, taking into consideration our asset and liability positions on our consolidated balance sheet and the derivative instruments that we use to mitigate market risk as of September 30, 2008. The second table reflects our sensitivity to similar movements in U.S. interest rates on the trust fee income earned on escrow balances as of September 30, 2008. Both tables measure the impact on net interest income over the next 12 months. These analyses have been presented for illustrative purposes only and do not represent our current views as to future interest rate movements.

	Annualized Impact on Net Interest Income
Currency	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
U.S. dollars	$7,014	$3,507	$(3,507)	$(7,014)
Japanese yen(1)	5,919	2,959	(5,919)	(11,837)
Pounds sterling	1,906	953	(953)	(1,906)
Euro	(8,445)	(4,222)	4,222	8,445
Canadian dollars	(575)	(288)	288	575
Mexican pesos	904	452	(452)	(904)
Taiwanese dollars	820	410	(410)	(820)
Filipino pesos	684	342	(342)	(684)
Chinese renminbi	(157)	(78)	78	157
Indian rupees	(20)	(10)	10	20

All currencies	$8,050	$4,025	$(6,985)	$(13,968)

Note:

(1)
Due to the current Japanese yen LIBOR rates being at or below 1%, the decreases used in the table above were 25 basis points and 50 basis points, respectively; and the increases were 50 basis points and 100 basis points, respectively.

	Annualized Impact on Net Interest Income
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
Escrow balances	$(62,527)	$(31,264)	$31,264	$62,527

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

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

        As part of our efforts to address the identified weaknesses and deficiencies, emphasis has been placed upon recruiting personnel for key financial positions. Several of these key positions were filled during 2007 and 2008. The Company expects to continue recruiting for additional personnel during the remainder of 2008. We also initiated projects in the second half of 2007 which are ongoing and are designed to improve financial processes, information flows and controls. Additional projects are being developed to improve accounting policies designed to ensure company-wide compliance with interpretation of accounting rules.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Investigation Bureau of the Ministry of Justice of Taiwan presented one of our Taiwan-based subsidiaries with a search warrant in June 2008, authorizing a search for documents relating to a 2005 transaction involving a purchase of non-performing loan and real estate assets from Bowa Bank, a Taiwanese bank. Bowa Bank was taken over by the Central Deposit Insurance Corporation in August 2007 as part of an insolvency proceeding. The Investigation Bureau is reviewing a number of transactions entered into by Bowa Bank prior to its insolvency. According to the search warrant, this case relates to an investigation of potential violation of the Banking Law and the Securities and Exchange Law. An officer of this Taiwanese subsidiary was also questioned as a witness in connection with the investigation. No criminal or civil claims have been brought against us or any of our employees in connection with these matters. We are cooperating with the investigation.

        We may be subject to potential liability under various legal actions that are pending or that may be asserted against us in the ordinary course of business. While the outcomes of the various pending legal actions are not certain, based on present assessments, management does not believe that they will have a material adverse effect on our business.

Item 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended, which is accessible on the SEC's website at www.sec.gov. Certain additional risks are described below.

Our liquidity and financial condition have been and could continue to be adversely affected by current market and economic conditions.

        Our ability to access the capital markets and other sources of secured and unsecured funding, which is critical to our ability to do business, has been and could continue to be adversely affected by recent events in the global markets and in the economy. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook and Recent Trends," global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. Our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may adversely affect our liquidity and financial condition. For additional information on factors that may affect our liquidity and financial condition, see the information provided under the heading "Risk Factors" in our prospectus filed with the SEC on July 15, 2008 in accordance with Rule 424(b)(3) of the Securities Act of 1933, as amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the third quarter of 2008, we sold 11,558 shares of our common stock, par value $0.001 per share, or "Shares," granted non-qualified stock options, or "Options," to purchase 11,000 additional Shares and issued 24,446 hypothetical shares, or "Hypothetical Shares," or 47,004 equity securities in the aggregate, in the transactions described below. The Options include a combination of time-based and performance-based options having an exercise price of $5.60 per share. The time-based options generally vest and become exercisable ratably on each of the first five anniversaries of the option grant date, except as otherwise determined by our board of directors. The performance-based options vest and become exercisable ratably at the end of each of the five fiscal years occurring after the option grant date only if we achieve certain return on equity performance targets. If a performance target is missed in any one year, but in a subsequent year the cumulative actual performance for prior years equals or exceeds the annual performance targets for those years, all performance-based options that did not vest will vest and become exercisable, as if all prior annual targets had been met. The Hypothetical Shares are held in separate accounts and are valued to be equal to the fair value of a share of our common stock. Hypothetical Shares are paid out at fair market value upon termination or a change of control and may be paid in cash or current shares at our election. The Shares were sold, the Options were granted and the Hypothetical Shares were issued in the following transactions, which were exempt from the registration requirements of the Securities Act of 1933, as amended, and, in particular pursuant to Rule 4(2). No underwriters were employed in any of these transactions.

  1.
  On August 1, 2008, we issued and sold 11,000 Shares and granted Options to purchase 11,000 Shares to one of our employees for aggregate consideration of $61,600.

  2.
  On August 5, 2008, we issued 24,446 Hypothetical Shares to 10 of our directors for aggregate deferred compensation of $142,500.

  3.
  On August 5, 2008, we issued and sold 558 Shares to one of our directors for aggregate consideration of $3,125.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On July 3, 2008, pursuant to Section 78.320 of the Nevada Revised Statutes, we received the written consent of our stockholders to act by written consent in lieu of a meeting to elect William Hall, Jr. and Rajinder Singh to serve as members of our board of directors. We received the consent of our stockholders holding 412,803,348 shares with respect to the election of the members of our board of directors.

Item 5.    Other Information

        On October 29, 2008, our board of directors appointed Marcia J. Donner as Executive Vice President and Chief Administrative Officer of our company, effective as of the date of her commencement of employment with us.

        On November 7, 2008, we entered into a Transfer Agreement with D. Steven Lin, our former Executive Vice President, Asian Operations, pursuant to which we repurchased Mr. Lin's 660,000 shares of common stock for an aggregate purchase price of $2,798,400. In addition, Mr. Lin surrendered for cancellation all of his outstanding exercisable stock options. The foregoing summary of the Transfer Agreement is qualified in its entirety by reference to the text of the Transfer Agreement, a copy of which is attached as an exhibit hereto and which is incorporated herein by reference.

Item 6.    Exhibits

        The exhibits filed as a part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed on September 20, 2007.
3.2	Amended and Restated By-laws of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 13, 2008.

10.1
Confidential Release and Waiver of Claims by and between D. Steven Lin, Capmark Financial Group Inc. and Capmark Finance Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2008.
10.2	Transfer Agreement, made November 7, 2008, by and between Capmark Financial Group Inc. and D. Steven Lin.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capmark Financial Group Inc.
Date: November 10, 2008	/s/ WILLIAM F. ALDINGER III
Name: William F. Aldinger III Title: President and Chief Executive Officer
Date: November 10, 2008	/s/ GREGORY J. MCMANUS
Name: Gregory J. McManus Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed on September 20, 2007.
3.2	Amended and Restated By-laws of Capmark Financial Group Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 13, 2008.
10.1
Confidential Release and Waiver of Claims by and between D. Steven Lin, Capmark Financial Group Inc. and Capmark Finance Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2008.
10.2	Transfer Agreement, made November 7, 2008, by and between Capmark Financial Group Inc. and D. Steven Lin.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.