Form 10-K
period 2008-12-31
Capmark Financial Group Inc.
filed 2009-04-24
CIK 1406508

Use these links to rapidly review the document
CAPMARK FINANCIAL GROUP INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-146211

CAPMARK FINANCIAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1902188 (I.R.S. Employer Identification No.)
116 Welsh Road
Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

(215) 328-4622
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock outstanding and held by non-affiliates as of June 30, 2008 was approximately $59,938,534. The registrant's common stock is not traded on a public market. The aggregate market value was determined using the fair market value of a share of common stock as determined by the registrant's board of directors. The board of directors determined that the fair market value of a share of common stock was $5.87 on April 30, 2008. This was the most recent determination of fair market value prior to June 30, 2008. For this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.

         The registrant had 427,130,631 shares of common stock outstanding on March 31, 2009.

 CAPMARK FINANCIAL GROUP INC.

PART I

Item 1.    Business.

Our Company

        Capmark Financial Group Inc. is a commercial real estate finance company that operates in three core business lines: commercial real estate lending and mortgage banking; investments and funds management; and servicing. Through our operating subsidiaries, we conduct our businesses in North America, Asia and Europe. We provide our borrowers, investors and other customers with commercial real estate financial products and services, which we tailor to our customers' particular needs. When we use the terms the "Company," "we," "us" and "our," we mean Capmark Financial Group Inc. and its consolidated subsidiaries, except where it is clear that such terms mean only Capmark Financial Group Inc.

        We originated $10.5 billion and $29.2 billion in aggregate principal amount of financing during the years ended December 31, 2008 and 2007, respectively. Our global primary, master and special servicing portfolio included approximately 49,000 loans with an aggregate outstanding principal balance of $362.1 billion as of December 31, 2008 compared to approximately 55,000 loans with an aggregate outstanding principal balance of $371.7 billion as of December 31, 2007. Real estate-related assets under management were approximately $9.0 billion as of December 31, 2008 compared to $10.3 billion as of December 31, 2007. As of December 31, 2008, our total assets were $20.6 billion and our stockholders' equity was $1.1 billion.

        We are a Nevada corporation incorporated on April 17, 1998. Prior to March 23, 2006, we were an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation ("GMAC"). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the "Sponsors") acquired a controlling equity stake in the Company from a subsidiary of GMAC. As of December 31, 2008, the Sponsors and one other investor owned approximately 75.4 percent of our common stock, our employees, former employees and non-employee directors (collectively, the "Management Stockholders") owned approximately 3.3 percent of our common stock and a subsidiary of GMAC owned approximately 21.3 percent of our common stock. The changes in ownership and the other related transactions that occurred on March 23, 2006 are referred to as the "Sponsor Transactions" in this Annual Report on Form 10-K.

Global Financial Crisis

        There have been significant negative developments in the financial and capital markets and general business environment worldwide over the past two years. These developments began with credit problems in residential real estate, which led to a lack of liquidity in and depreciation of residential real estate and residential mortgage backed securities. The problems soon extended to disruptions in the credit and capital markets. In addition, the adverse impact of these developments on economic growth and general economic conditions caused the U.S. economy to enter into an economic recession. The bankruptcy filing of Lehman Brothers Holdings Inc., the federal government conservatorship of Fannie Mae and Freddie Mac, JPMorgan Chase & Co.'s acquisition of The Bear Stearns Companies, Inc., JPMorgan Chase & Co.'s acquisition of Washington Mutual Bank, the federal government's significant investment in American International Group, Inc., Bank of America Corp.'s acquisition of Merrill Lynch & Co. Inc., and Wells Fargo & Co.'s acquisition of Wachovia Corp. further eroded confidence and caused further dislocation in the credit and capital markets. In response to deteriorating economic conditions, the commercial real estate markets became significantly weaker in 2008 and the deterioration has continued into 2009.

        The current global financial crisis has adversely affected our business and our primary sources of liquidity. The lack of credit available to potential purchasers of our assets and the dislocations in the securitization markets have severely impaired our ability to sell assets in the normal course of business.

We have historically utilized the proceeds from such asset sales as a source of liquidity for new originations and the repayment of debt. The capital markets dislocations, together with the deterioration of our operating results, further described below, have also impaired our ability to obtain alternative means of financing our origination and investment activities through the issuance of short-term or long-term debt or equity capital. In response to these conditions, we have effectively ceased proprietary loan originations and investment activity and shifted our origination activities to those activities where financing remained available, such as lending activities through Capmark Bank, our Utah industrial loan company ("Capmark Bank US"), for the benefit of government-sponsored entities ("GSEs") and other third parties through our correspondent lending relationships. Our ability to continue our business relationships with GSEs and other third parties is based upon agreements that give such GSEs and third parties broad rights to terminate the agreements, including if there is a material adverse event with respect to our Company. The overall reduction in originations has the corresponding effect of reducing our origination fees, the growth of our servicing portfolio and our servicing fee income and limiting our ability to increase our assets under management. In addition, market dislocations and declining real estate values have impaired our ability to profitably dispose of assets in our loan and real estate investment portfolio, eliminating the earnings we have historically obtained from net gains on asset sales.

        Our inability to sell our assets has required us to hold a greater portion of our assets on our balance sheet for a longer duration, thereby increasing our credit risk from our lending activities. The negative impact from this increased credit exposure has been exacerbated by the fact that our loans and real estate investments are not performing as expected. The current market conditions have made it difficult for our borrowers to find replacement financing or to sell their properties, which are the typical sources of repayment for commercial mortgage loans. In addition, our borrowers have experienced decreased demand by tenants, decreased cash flows and declining property values. These increasing difficulties have resulted in a deterioration of the credit characteristics of our loan and real estate investment portfolio, adverse risk-rating migration and an increase in non-performing assets. In 2008, we experienced net losses on loans of approximately $1.0 billion, including downward changes in fair value on our portfolio of loans held for sale, and increased provisions for loan losses on our portfolio of loans held for investment by $147.0 million. The carrying value of our originated non-performing loans was $715.3 million as of December 31, 2008. Non-performing loans also rose sharply in the fourth quarter and we expect further increases. A significant additional increase in non-performing loans at Capmark Bank US could adversely affect its capital ratios and regulatory ratings. If Capmark Bank US were to fail to maintain its well-capitalized status or fail to meet other regulatory requirements, the Federal Deposit Insurance Corporation ("FDIC") could prohibit Capmark Bank US from continuing to issue brokered certificates of deposit ("Brokered CDs"), which are its main source of liquidity, and could require our Company to contribute cash or assets to Capmark Bank US under a capital maintenance agreement between our Company and the FDIC.

        In addition, our investments and real estate, including those held directly and those held in funds that we manage and in which we co-invest with third parties, experienced net losses of $326.9 million. Our ability to earn incentive fees on current real estate investment funds and raise new investment funds has and may continue to be severely constrained by the current real estate market conditions and the deterioration of the underlying assets.

        As a result of our current financial condition, our unsecured corporate credit ratings were reduced to below investment grade by each of the major national credit rating agencies rating those obligations during the first quarter of 2009. These downgrades have had multiple negative effects on our business, including increasing borrowing costs under our bridge loan, senior credit facility and senior notes; requiring us to post collateral to third parties to secure our contractual obligations; and requiring us to seek Fannie Mae's consent to continue our subsidiary's status as an approved Delegated Underwriting and Servicing ("DUS™") seller/servicer, which we are in the process of seeking. These downgrades, coupled with our recent operating results, resulted in a downgrade of our servicer ratings from Fitch

Ratings. Further declines in our servicer ratings may negatively impact the rating of securitizations for which we act as master servicer which may trigger contractual provisions that would permit our termination as servicer under certain of the securitizations for which we act as servicer and a corresponding loss of servicing fee income. In addition, some of our derivative counterparties have ceased trading with us or required changes to margin threshold amounts to reduce their exposure to us. Our inability to maintain derivatives to hedge our interest rate and currency risk could exacerbate our financial condition by adding volatility to our income statement.

        During 2008, we focused our efforts on allocating capital effectively and preserving our liquidity position in each of the geographic regions where we operate. As part of these efforts, we curtailed our European lending activities starting in the fourth quarter of 2007 and sold a large portion of our European loan portfolio in April 2008. In July 2008, Capmark Bank Europe, our wholly owned subsidiary, notified the Irish banking regulatory authority that, in connection with our decision to end proprietary lending in Europe, Capmark Bank Europe would commence cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. As of December 31, 2008, Capmark Bank Europe had no outstanding deposit liabilities. We expect that the process of winding down Capmark Bank Europe's banking activities will be completed and the banking license will be relinquished by June 30, 2009. In addition, we have significantly reduced our Asian proprietary lending and investing activities. Our efforts in Asia and Europe are currently focused on managing our existing loan, investment and fee-for-services businesses. During 2008, we also reduced staffing levels to correspond with the decreased level of activities in Europe and Asia. While we continued to originate loans for third parties and GSEs, in light of current market conditions, we also substantially reduced proprietary loan originations in North America and reduced staff to reflect the reduced originations.

        In December 2008, we applied to the Board of Governors of the Federal Reserve System ("Federal Reserve") to become a bank holding company and financial holding company. We also applied to participate in the U.S. Department of the Treasury's ("Treasury") Capital Purchase Program ("CPP"). However, in February 2009, after further evaluating the financial and other requirements communicated by the Federal Reserve's staff and our other current priorities, we withdrew such applications. As a result of the withdrawal of our bank holding company application, Capmark Financial Group Inc. is not eligible to participate in the CPP, which is a program pursuant to which the Treasury injects capital into eligible financial institutions through the purchase of preferred stock and warrants to purchase preferred stock, or the Temporary Liquidity Guarantee Program ("TLGP"), pursuant to which the FDIC guarantees senior debt of eligible financial institutions.

Going Concern Considerations

        As a result of the adverse conditions described above, throughout 2008, we incurred operating losses due principally to fair value adjustments on our loans held for sale, real estate and investment portfolios and an increase in the provision for loan losses on our portfolio of loans held for investment.

        The combination of pre-tax operating losses and valuation allowances on our deferred tax assets recognized in the fourth quarter of 2008 have contributed to a significant decline in our stockholders' equity. As a result, our Company was not in compliance with the leverage ratio covenant in our senior credit facility and bridge loan agreement as of the quarter ended December 31, 2008.

        In light of adverse market conditions and our operating results as well as the negative effect on our liquidity from the near-term maturity of our bridge loan, we entered into discussions with the lenders under our senior credit facility and bridge loan agreement. These discussions have included negotiating modifications to certain terms of both the senior credit facility and bridge loan agreement. As of April 20, 2009, lenders representing approximately 94% of the outstanding loans under the bridge loan agreement have agreed to extend the maturity date of the bridge loan to May 8, 2009.

Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive our compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver our annual audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009.

        Unless the lenders under the senior credit facility and bridge loan agreement continue to waive or eliminate the leverage ratio covenant beyond May 8, 2009, further extend the maturity of the bridge loan agreement and otherwise restructure the senior credit facility and bridge loan agreement, upon expiration of the waivers we will be in default under these agreements and the majority lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of our debt obligations would permit our senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including our senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of our obligations, we would likely be unable to pay all such obligations. In such an event, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets or through some other form of restructuring, we will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code. Due to these conditions and events, substantial doubt exists about our ability to continue as a going concern. Our management believes that access to capital markets is extremely limited in the current economic environment and it is unlikely that we will be able to access new funding sources if we are unable to complete the restructuring of our senior credit facility and bridge loan agreement.

        We plan to continue to negotiate with our lenders to complete a restructuring of our senior credit facility and bridge loan agreement. In connection with any restructuring, our lenders are likely to require collateral to secure their loans and increases in the fees and interest rates under the borrowing arrangements. In addition, we are performing a review of all of our businesses, including exploring strategic alternatives for such businesses and implementing significant expense reduction initiatives. We have engaged financial advisors to assist with our efforts to manage expenses and evaluate our strategic alternatives, including debt restructuring alternatives. There is no assurance that we will be able to restructure our borrowing arrangements on acceptable terms, if any, or obtain further waivers to or elimination of our leverage ratio covenant or further maturity extensions to adequately reduce the risk of default under our senior credit facility and bridge loan in the near future.

        We continue to actively manage our assets in an effort to reduce our overall debt while maintaining adequate liquidity to support our operations. Further, our management is focused on maintaining appropriate regulatory capital at Capmark Bank US.

        The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts of liabilities that may result from the outcome of our discussions with the lenders under the senior credit facility and bridge loan agreement, which would affect our ability to continue as a going concern.

Our Three Core Business Lines

Lending and Mortgage Banking

        We provide financing for commercial properties primarily through our North American Lending and Mortgage Banking segment. Our North American Lending and Mortgage Banking segment operates a lending platform that provides financial products that may be used by real estate owners and developers to finance most types of commercial property, including properties in both traditional asset classes and specialized asset classes. Our financial products have historically included permanent loans, interim and bridge loans, mezzanine loans, construction loans, secured and unsecured lines of credit and tax credit syndications. In 2008, we ceased our proprietary Asian and European lending activities. We also previously provided financing through our North American Affordable Housing segment until February 2007, when we sold the majority of the assets of that business.

        We source new lending opportunities through our commercial mortgage banking network in the United States and through our existing relationships with property owners and developers and other third parties located across the United States. Historically, we have used asset sales, including syndications, participations and securitizations, to transfer some or all of the interests in our loans and other financial products that we originated or acquired in connection with our commercial real estate lending and mortgage banking activities to third parties, including banks, GSEs, insurance companies, investment funds, opportunity funds, third-party conduits and other investors. In recent periods, we have significantly reduced our proprietary lending and focused our efforts on originating loans for third parties and GSEs because market conditions have adversely affected our ability to securitize and syndicate loans and other financial products. In addition, a substantial amount of our loans have been originated through Capmark Bank US due to its access to available funding sources.

Investments and Funds Management

        We conduct our investments and funds management business through our North American Investments and Funds Management, Asian Operations and European Operations segments. Our North American Investments and Funds Management segment focuses upon the sponsorship and management of real estate debt and equity funds, as well as the management of our own real estate debt and equity investments. Our investments consist of a broad range of debt and real estate equity investments, including mortgage loans and securities, mezzanine loans, commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), real estate investment trust ("REIT") securities and synthetic securities. The investment structures we have historically used for these investments include commingled investment funds and collateralized debt obligations ("CDOs"); direct investments that we make with our own capital; and joint ventures and similar arrangements with other investors in Europe and Asia. In 2008, we ceased making proprietary investments in Europe and Asia and are focused on managing our existing loan, investment and fee-for-services businesses in those segments. Due to market conditions, we reduced our level of new proprietary investments in North America in 2008.

        Our investments and funds management business provides us with a recurring source of management fees that are based, in part, on the amount of assets under management or in the case of certain funds that we manage, on the amount of capital commitments from fund investors during the commitment period. In addition, we may earn incentive fees that are calculated based on investment returns and earned when certain thresholds are achieved. When market conditions permit, these activities also provide us with an additional channel for distributing the loans and other financial products that we originate in connection with our commercial real estate lending and mortgage banking business. In addition, these investment activities provide us with a means of directly investing in real estate debt and equity investments; although we are not currently making additional investments other than funding existing commitments.

Servicing

        Our servicing activities involve acting as a master, primary and special servicer of pools of loans that we have securitized or that are securitized by third parties. We also act as a primary servicer of commercial real estate loans that we have originated for our balance sheet or as a correspondent lender. Additionally, we service commercial real estate and other loans that are originated by third parties who outsource the servicing of loans that they originate. To the extent we have retained or acquired a subordinated residual interest in a securitization transaction, we also act as the special servicer for the securitized pool of loans. We conduct our servicing activities across North America,

Asia and Europe through our North American Servicing, Asian Operations and European Operations segments.

        We conduct our primary and master servicing business through three central processing centers that are located in Horsham, Pennsylvania, Hyderabad, India and Mullingar, Ireland and regional client relations offices that are located in North America, the United Kingdom, Ireland, Japan and the Philippines. Our special servicing activities are carried out in offices that are located in North America, Europe and Asia.

        Our servicing activities provide us with recurring servicing fees that are generally paid throughout the term of a securitization or loan as well as special servicing and asset administration fees that are generally paid after the loan has been designated as a defaulting loan. As master servicer, we are also required to advance primarily principal and interest payments on underlying loans in the securitization pool under specified circumstances. We also earn interest income on any payments advanced. Our North American servicing activities may also generate interest income and trust fees and other forms of economic value that we earn or realize on the escrow balances that borrowers maintain for loans that we service.

Our Business Segments

        For management reporting purposes, we conduct our three core lines of business through six business segments. These business segments, which are organized based on geography and the type of business conducted, consist of: North American Lending and Mortgage Banking, North American Investments and Funds Management, North American Servicing, Asian Operations, European Operations and North American Affordable Housing. We incorporate here by reference financial and other information in Note 26 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Competition

        We compete across a variety of business lines within the real estate finance sector, including lending and mortgage banking, investments and funds management and servicing. In carrying out our lending and mortgage banking business, we compete primarily with mortgage companies and other financial services companies specializing in commercial real estate, including Holliday Fenoglio Fowler, L.P., CBRE/Melody, NorthMarq Capital and Wells Fargo, as well as with commercial banks, investment banks, insurance companies and other financial services firms. In carrying out our investments and funds management business, we compete primarily with REITs and other investment advisers and sponsors of investment funds, including NorthStar Realty Finance, Newcastle Investment Corp., Rockpoint, iStar Financial, and Anthracite Capital, Inc., in our levered finance investment activities, and CB Richard Ellis Investors, LLC, AEW Capital Management and The Carlyle Group in our real estate equity investment activities. In carrying out our servicing business, we compete primarily with other mortgage servicing companies, including Wachovia Bank, Midland Loan Services, Inc., Wells Fargo, KeyBank Real Estate Capital, Bank of America, Hatfield Philips International, LNR Partners, Inc., CWCapital LLC and Centerline Servicing Inc.

        We compete in each of our business lines based on pricing, terms, structure and service. Our competitors seek to compete aggressively on the basis of these factors and we could lose market share to the extent we are unwilling to match our competitors' pricing, terms and structure due to our desire to maintain interest margins, credit standards, the economic capital analysis we apply to our business or any combination of the foregoing. To the extent that we match competitors' pricing, terms or structure, we might experience decreased profit margins and increased risks of loss. Some of our competitors are large companies or large financial institutions that have substantial capital and technological and marketing resources, some of which are larger than us and may have greater access to capital at a lower cost than we do, including access to funding provided by the U.S. government through the Treasury's Troubled Asset Relief Program ("TARP"), the TLGP or other programs.

Regulation

        Our core business lines are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our businesses in the manner that they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations.

United States

Federal and State Regulation of Commercial Lending Activities

        Our commercial real estate lending and mortgage banking and servicing businesses are subject, in certain instances, to supervision and regulation by federal and state governmental authorities in the United States and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate lending activities; regulate conduct with borrowers; establish maximum interest rates, finance charges and other charges; and require disclosures to borrowers. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the following laws and regulations that are applicable to commercial loans: the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Gramm-Leach-Bliley Act, the Flood Disaster Protection Act, the Bank Secrecy Act, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control, the Employee Retirement Income Security Act of 1974, as amended, ("ERISA") and federal and state securities laws and regulations.

Requirements of GSEs and Federal Agencies

        To maintain the status of certain of our subsidiaries as approved seller/servicer for Fannie Mae and Freddie Mac, as an approved Federal Housing Administration ("FHA") mortgagee and Multifamily Accelerated Processing ("MAP") lender by the U.S. Department of Housing and Urban Development ("HUD") and as an issuer and servicer of mortgage-backed securities ("MBS") guaranteed by Ginnie Mae, we are required to meet and maintain entity-level eligibility criteria from time to time established by each GSE and agency, in their sole discretion, including but not limited to, minimum net worth and capital requirements and compliance with reporting requirements. For our loans to remain eligible for sale to Fannie Mae or Freddie Mac or to qualify for FHA mortgage insurance or for us to remain an approved issuer of Ginnie Mae MBS, we are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the respective GSE or agency. If we fail to comply with the requirements of any of these programs, the relevant GSE or agency may terminate or withdraw our approval and we would no longer be able to sell loans to Fannie Mae or Freddie Mac, to fund mortgage loans with FHA mortgage insurance or to sell FHA-insured mortgage loans as an issuer of Ginnie Mae MBS. In addition, Fannie Mae, Freddie Mac and Ginnie Mae have the authority under their guidelines to terminate a lender's right to service their loans or, in the case of Ginnie Mae, the issuer's right to service mortgage loans backing the MBS guaranteed by Ginnie Mae. The loss of one or more of these approvals could have a material adverse impact on our operations, including the termination of other agreements by third parties. In addition, to the extent we are exempt from licensing in certain states because of our status as an approved Fannie Mae or Freddie Mac lender or approved FHA mortgagee, we may be required to obtain additional state lender or mortgage banker licenses in order to continue to originate loans in those states if we no longer qualify for an exemption from licensing.

        As a result of the recent downgrades of our credit ratings, we were required to seek Fannie Mae's consent to continue our subsidiary's status as an approved DUS™ seller/servicer, in particular to meet the "DUS Entity" qualifications. A "DUS Entity" is defined by Fannie Mae as "a legal entity whose business is limited to Fannie Mae DUS, Freddie Mac (non-recourse transactions only), FHA, or any non-recourse origination, selling, servicing, financial advisory activity and other business approved by Fannie Mae." We are in the process of seeking Fannie Mae's consent to continue our ability to engage in business activities other than the activities permitted for a DUS Entity, but it is possible that the consent will not be granted and that Fannie Mae will terminate our subsidiary's DUS™ seller/servicer status.

        As noted above, each of the GSEs has financial reporting requirements. Although the GSEs require us to provide audited financial statements generally within 90 days after the end of each fiscal year, each has agreed to provide us a one-time 30-day extension of the filing deadlines. Each GSE or government agency retains broad discretion to terminate its arrangements with Capmark Finance Inc. as a seller/servicer without cause upon notice.

Banking Regulation

        Capmark Bank US and Escrow Bank are Utah state chartered industrial loan corporations or industrial banks and are subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC. Capmark Bank US has deposits that are eligible for insurance by the FDIC in accordance with FDIC rules. Since June 20, 2008, Escrow Bank has not been actively engaged in banking operations and its FDIC deposit insurance will be terminated effective June 30, 2009. Once the deposit insurance is terminated, Escrow Bank intends to wind-up and dissolve. Until the termination of deposit insurance is effective, Escrow Bank remains subject to regulation and periodic examination by the FDIC and must comply with applicable capital adequacy requirements.

        Regulatory restrictions require that our U.S. banking subsidiaries comply with capital rules of the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 or "FDICIA" requires the federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include depository institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized characterizes depository institutions with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized refers to depository institutions with minimal capital and at serious risk for government seizure.

        Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately capitalized but not well-capitalized cannot accept, renew or roll over Brokered CDs except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over Brokered CDs.

        The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories.

Depending on the level of an institution's capital, the agency's corrective powers include, among other things:

  •
  prohibiting the payment of principal and interest on subordinated debt;

  •
  placing limits on asset growth and restrictions on activities;

  •
  placing additional restrictions on transactions with affiliates;

  •
  restricting the interest rate the institution may pay on deposits;

  •
  prohibiting the institution from accepting deposits from correspondent banks; and

  •
  in the most severe cases, appointing a conservator or receiver for the institution.

        If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors; (2) to enforce the terms of the depository institution's contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

        In connection with the Sponsor Transactions, we entered into a capital maintenance agreement with the FDIC that would require us to contribute cash or other assets acceptable to the FDIC to Capmark Bank US and Escrow Bank if either institution falls below "well capitalized" status or its Tier 1 leverage ratio falls below 8.0%. Any required payments pursuant to the capital maintenance agreement are entitled to a priority of payment over the claims of other creditors in a bankruptcy of our Company.

        The following table summarizes the FDIC's well-capitalized ratio requirements and our U.S. banks' regulatory capital ratios as of the dates indicated.

			As of December 31,
			2008		2007
	Minimum Percentage to be Well- Capitalized
Ratio			Capmark Bank US(1)	Escrow Bank	Capmark Bank US	Escrow Bank
Tier 1 leverage ratio	5.0	%(2)	12.5%	16.0%	11.6%	61.9%
Tier 1 risk-based capital ratio	6.0		13.3	405.4	12.2	387.5
Total risk-based capital ratio	10.0		15.9	405.4	14.6	387.5

Note:

(1)
Consistent with its management's understanding of FDIC reporting requirements, Capmark Bank US has applied a 50% risk-weighting to a portion of its multi-family loan portfolio that meets certain criteria. After seeking clarification of risk-weighting guidelines with the FDIC, Capmark Bank US's multi-family loans will receive a 100% risk-weighting subsequent to December 31, 2008. If Capmark Bank US's multi-family loans were to receive a 100% risk-weighting as of December 31, 2008, its Tier 1 risk-based capital and Total risk-based capital ratios would have been 12.5% and 14.9%, respectively.

(2)
The FDIC's minimum Tier 1 leverage ratio for a bank to remain well-capitalized is 5.0%. However, as noted above, Capmark Bank US and Escrow Bank have each agreed to maintain a Tier 1 leverage ratio of not less than 8.0%.

        Capmark Bank US and Escrow Bank are also subject to certain restrictions imposed by federal law on their extensions of credit to, and certain other transactions with, our Company and other affiliates and on investments in stock or securities of our Company and those affiliates. These restrictions prevent us and our affiliates from borrowing from Capmark Bank US or Escrow Bank unless the loans are secured in specified amounts. Capmark Bank US and Escrow Bank are also subject to regulation under the Bank Secrecy Act, the USA PATRIOT Act and Regulation O of the Federal Reserve. Neither bank, however, is considered a "bank" for the purposes of the Bank Holding Company Act.

        Capmark Bank US has received approval from the FDIC to exercise trust powers and, as of June 20, 2008, we have migrated our primary trust operations from Escrow Bank to Capmark Bank US. We do not anticipate this change will materially impact our results of operations or financial condition.

        Capmark Bank US must pay applicable FDIC insurance premiums with respect to its deposits that are eligible for FDIC insurance. In November 2006, the FDIC issued final regulations, as required by the Federal Deposit Insurance Reform Act of 2005, by which the FDIC established a new base rate schedule for the assessment of deposit insurance premiums and set new assessment rates that became effective in January 2007. Under these regulations, each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. Escrow Bank no longer pays FDIC insurance premiums because it has no eligible deposits.

        After the passage of the Emergency Economic Stabilization Act of 2008 (the "EESA"), the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and made certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Capmark Bank US. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. Recent failures caused that ratio to fall to 0.76 percent as of September 30, 2008.

        As FDIC-insured depository institutions, our U.S. bank subsidiaries may be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with the institution in "default" or "in danger of default." This liability is commonly referred to as "cross-guarantee" liability. A "default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance. An FDIC cross-guarantee claim against a depository institution is generally senior in right of payment to claims of the holding company and its affiliates against the depository institution.

        Turmoil in the nation's financial sector during 2008 resulted in the passage of the EESA and the adoption of several programs by the Treasury, as well as several actions by the Federal Reserve. One such program under the TARP was action by the Treasury to make significant investments in U.S. financial institutions through the CPP. Capmark Bank US has applied to participate in the CPP and its application is under review by the FDIC. Participation by Capmark Bank US in the CPP is subject to, among other things, the discretion of the FDIC and the Treasury. If Capmark Bank US were to participate in the CPP, we and Capmark Bank US would be required to comply in all respects with the EESA and the rules and regulations thereunder, including those with respect to the compensation arrangements for our senior executive officers.

        On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation's financial sector, the FDIC Board of Directors adopted the TLGP, which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount. Capmark Bank US may be eligible to participate in the guarantee of newly issued senior unsecured debt, but Capmark Bank US currently does not plan to issue any senior unsecured debt under the TLGP.

        In recent years, the United States Congress has considered legislation which if passed would subject companies, such as us, that own industrial banks, referred to as "industrial bank holding companies" to regulation by the FDIC. It is reasonable to expect that Congress will in the future consider legislation that may affect the regulatory scheme applicable to industrial bank holding companies, either independently or as part of new laws applicable to financial institutions in general. The impact of any such legislation on us cannot be predicted at this time but could have a material impact on the manner in which we conduct our business or on our ownership structure. In addition, the Utah Department of Financial Institutions has notified Capmark Bank US that it has implemented a holding company supervision program intended to assess the degree to which the holding company serves as a source of financial and managerial strength to its Utah banks. The Utah Department of Financial Institutions indicated that it intends to conduct periodic on-site source of strength assessments and will evaluate financial strength (including capital, earnings and liquidity), the risks of the holding company organizational structure and risk management practices. The new supervisory program is being implemented under existing statutory authority and will supplement the existing examination activities of the Utah Department of Financial Institutions and the FDIC. See "Risk Factors—Our business may be adversely affected by the regulated environment in which we operate and by governmental policies."

Regulation as a Broker-Dealer

        We conduct capital markets activities in the United States through Capmark Securities Inc., which is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and with state securities commissions in the United States under state securities laws. Capmark Securities Inc. is also a member of the Financial Industry Regulatory Authority ("FINRA") and, accordingly, is subject to its rules and regulations. A registered broker-dealer is subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, use of customers' funds and securities, capital structure, record keeping and retention and the conduct of its directors, officers, employees and other associated persons. A broker-dealer is also regulated by securities administrators in those states where it does business. Violations of the laws and regulations governing a broker-dealer's actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by both federal and state securities administrators. Imposition of any of these sanctions on us could impair our ability to distribute our real estate securities in the United States and to promote a secondary market in those securities.

Regulation as an Investment Adviser

        We conduct our investments and funds management business in the United States through Capmark Investments LP, which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940. A registered investment adviser is subject to federal and state laws and regulations primarily intended to benefit the investor or client of the adviser. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, limitations on cross-agency and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, the revocation of registrations, other censures and fines.

Japan

        We conduct the majority of our operations in Asia principally through our offices in Japan. Our business in Japan is subject to extensive laws, rules and regulations and judicial and administrative decisions that impose requirements and restrictions on our activities. These laws, rules and regulations include money laundering laws, laws concerning the regulation of receiving capital subscriptions, deposits and interest on deposits, laws restricting interest rates that may be charged on borrowings, laws protecting personal information, laws concerning building lots and buildings, securities laws, laws relating to business trusts, laws regulating real estate syndication businesses, laws governing the servicing of loans and various rules and regulations issued thereunder. Among other things, these laws, rules and regulations impose licensing obligations and financial requirements on us, limit the interest rates, finance charges and other fees that we may charge or pay, regulate the use of credit reports and the reporting of credit information, prohibit discrimination, mandate disclosures and notices to consumers, mandate the collection and reporting of statistical data regarding our customers, regulate our marketing techniques and practices, require us to safeguard non-public information about our customers and regulate our servicing practices, including the assessment, collection, foreclosure, claims handling and investment and interest payments on escrow accounts. The Financial Instruments and Exchange Law ("FIEL") came into effect on September 30, 2007. FIEL expands the scope of regulated products and services and requires registration for, among other activities, investment advisory and investment management services. In December 2008, we obtained an investment management registration for one of our Japanese subsidiaries in compliance with FIEL.

Ireland and the European Union

        We have originated and funded substantially all of our commercial real estate loans in Europe through our subsidiary Capmark Bank Europe. Capmark Bank Europe is licensed and regulated by the Irish Financial Regulator, the Irish bank regulatory authority, as an Irish bank and is permitted to conduct banking activities in most European jurisdictions under European Union "passporting" rules. These rules permit financial institutions that are regulated in one member state to conduct banking activities in another member state without obtaining a local license provided that certain notification procedures are followed. We have provided authorities in fourteen countries in Europe with appropriate passporting notifications and are permitted to engage in lending activities in those countries under our Irish banking license. We are also permitted to carry out lending activities in the United Kingdom. As noted above, we are no longer engaged in proprietary lending activities in Europe.

        As an Irish bank, Capmark Bank Europe is required to comply with various laws, rules and regulations in Ireland, including administrative notices implementing European Union Directives relating to business activities carried out by credit institutions and supplementary requirements and standards that are from time to time established by financial regulators. These requirements, among other things, require us to ensure that Capmark Bank Europe maintains certain capital adequacy and liquidity ratios and to file regulatory returns with the Irish Financial Regulator evidencing compliance with those ratios on a monthly, quarterly, semi-annual and annual basis. We are also required to ensure that Capmark Bank Europe complies with the Irish Financial Regulator's interpretation of the Basel II accord, which sets forth the recommendations of the Basel Committee on Banking Supervision for establishing international standards for measuring the capital adequacy of banks. The Basel II accord addresses, among other things, the manner in which capital adequacy requirements should be measured, enforced and disclosed.

        As a result of the curtailment of our European lending activity starting in late 2007, we have informed the Irish Financial Regulator that we intend to relinquish our Irish banking license. The termination of our Irish banking license would allow us to redeploy the capital currently held by Capmark Bank Europe and eliminate Irish bank regulatory reporting obligations. We currently intend to surrender our Irish banking license by June 30, 2009.

        The following table summarizes Capmark Bank Europe's regulatory capital ratios as of the periods indicated:

		As of December 31,
Ratio	Ratio Threshold	2008	2007
Capital Adequacy	15% Minimum(1)	46.5%	63.5%
Liquidity	100% Minimum(2)	18,235.0	113.0
Large Exposure Limit	25% Maximum(3)	10.7	12.8

Notes:

(1)
Capmark Bank Europe is required to maintain capital at a minimum of 15% of its risk weighted assets (as defined by the Irish Financial Regulator).

(2)
Capmark Bank Europe is required to ensure that there are sufficient cash inflows to meet 100% of cash outflows within an eight day period (as defined by the Irish Financial Regulator). The liquidity ratio was high as of December 31, 2008 due to limited cash outflows as a result of the impact of winding down banking activities.

(3)
Capmark Bank Europe cannot lend more than 25% of its capital to any one counterparty.

        In connection with the Sponsor Transactions, on March 23, 2006, we provided the Irish Financial Regulator with a letter of comfort with respect to Capmark Bank Europe replacing a letter of comfort provided by GMAC. Our comfort letter advised the Irish Financial Regulator that it is our policy to ensure, and that we will ensure, the ability of Capmark Bank Europe to meet all of its liabilities as they become due for so long as we continue to be the majority equity holder of Capmark Bank Europe.

Intellectual Property

        We hold various service marks, trademarks and trade names including the "Capmark" name and we have developed proprietary technology to service our customers. In connection with the sale of all of the stock of our former technology subsidiary, EnableUs, Inc., in April 2007, we entered into an agreement under which EnableUs, Inc. will provide us hosted information technology services for our servicing operations. The agreement has an initial term of three years with a right to renew for up to two additional years. Under the agreement, we also received an irrevocable, perpetual, royalty-free license to use, modify and support the current EnableUs servicing software for internal purposes. The EnableUs software is an important component of the information technology platform for our servicing operations. We also license other software products to support our businesses. Other than the servicing software that we license from EnableUs, Inc. and the "Capmark" service mark, we believe that our other intellectual property rights could be replaced with commercially available alternatives in the event of the termination, expiration or loss of such rights. However, any such loss could result in higher costs related to purchasing, licensing or deploying replacement intellectual property rights.

Employees

        As of December 31, 2008, we had more than 1,900 employees worldwide. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

        Our Web site address is www.capmark.com. We make available through this address, without charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are electronically filed or furnished to the SEC. You may also read and copy any document we file with the SEC at the SEC's public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

Item 1A.    Risk Factors

        We face a variety of risks that are substantial and inherent in our businesses, including liquidity, credit, market, operational, legal and regulatory risks. The following are some of the more important factors that could affect our businesses.

Our independent registered public accounting firm has concluded that substantial doubt exists about our ability to continue as a going concern as a result of our net losses and breach of financial covenants in certain of our borrowing arrangements.

        In 2008, we were adversely affected by the unprecedented global financial crisis and economic downturn. The combination of pre-tax operating losses and valuation allowances on our deferred tax assets during the fourth quarter of 2008 contributed to our noncompliance with the leverage ratio covenant in our senior credit facility and bridge loan agreement as of December 31, 2008. As of April 20, 2008, lenders representing approximately 94% of the outstanding loans under the bridge loan agreement have agreed to extend the maturity date to May 8, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive, through May 8, 2009, our compliance with the leverage ratio covenant as of December 31, 2008 and March 31, 2009 and the requirement to deliver our annual audited financial statements within 110 days after year end.

        We are currently in discussions with the lenders under the senior credit facility and bridge loan agreement to negotiate modifications to certain terms of both the senior credit facility and bridge loan agreement. In connection with any amendments, our lenders will likely require collateral to secure their loans and increases in the fees and interest rates under the borrowing arrangements. Unless the lenders under the senior credit facility and bridge loan agreement continue to waive or eliminate the leverage ratio covenant beyond May 8, 2009, further extend the maturity of the bridge loan agreement and otherwise restructure the senior credit and bridge loan agreement, upon expiration of the waivers currently in effect, we will be in default under those agreements and the majority lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of our debt obligations would likely cause our senior noteholders and other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of our obligations to them, we would likely be unable to pay all such obligations. In such an event, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets we will have to seek reorganization under Chapter 11 of the United States Bankruptcy Code.

        The consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. However, our registered independent public accounting firm concluded in its report that there is substantial doubt about our ability continue as a going concern as a result of the conditions noted above.

Our liquidity and financial condition have been and could continue to be adversely affected by current market and economic conditions.

        Our ability to access the capital markets and other sources of secured and unsecured funding, which is critical to our ability to do business, has been severely constrained by recent events in the global markets and in the economy as well as by the recent deterioration in our financial condition. As described in "Business—Global Financial Crisis" in Item 1 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook and Recent Trends" in Item 7 of this Annual Report on Form 10-K, global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. As a result, our ability to effectively monetize our available for sale loan and investment portfolios and to access the capital markets and other sources of funding has been severely constrained or eliminated.

        The deterioration in our financial performance and the recent downgrade in our credit ratings have further limited our access to capital, required us to provide additional collateral to support certain of our third-party obligations and increased our cost of funding under our senior credit facility, bridge loan and senior notes. As a result, it is possible that we will be unable to meet our future liquidity requirements.

        During 2008, the results of our operations were adversely affected by the unprecedented global financial crisis and economic downturn. The combination of pre-tax operating losses and the establishment of valuation allowances on our deferred tax assets during the fourth quarter of 2008 contributed to noncompliance with the leverage ratio covenant in our senior credit facility and bridge loan agreement as of the quarter ended December 31, 2008. As a result, we were forced to seek waivers of the leverage ratio covenant under our senior credit facility and bridge loan to avoid a potential default under such agreements. Our senior credit facility and bridge loan agreement had a total of $6.2 billion outstanding as of December 31, 2008. We received waivers of the leverage ratio covenant which are effective through May 8, 2009. If we are unable to extend such waivers beyond May 8, 2009 or otherwise restructure our senior credit facility and bridge loan, we will be in default under such agreements and the lenders will be permitted to declare their loans immediately due and payable. In such event, it is likely that we would not have the liquidity to repay the accelerated debt. Accordingly, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets we will have to seek reorganization under Chapter 11 of the United States Bankruptcy Code.

Our business is significantly affected by general business, economic and cyclical market conditions, particularly in the commercial real estate industry, and accordingly, our business has been and could continue to be harmed in the event of a prolonged economic slowdown or recession or a market downturn or disruption.

        Our business and earnings are sensitive to general business, economic and market conditions in the United States and in the various foreign markets in which we operate, including Japan, where the majority of assets in our Asian operations are located. These conditions include changes in government policies and regulations and changes in short-term and long-term interest rates, inflation, deflation, fluctuations in the real estate and debt capital markets and developments in national and local economies. The commercial real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties. The recent recessionary changes in the economic conditions in the regions in which we conduct operations have had an adverse effect on our business, including decreasing the demand for the loans and other products and services we offer; reducing the value of loans and other real estate-related assets that we hold or manage and the collateral supporting our loan portfolio; and significantly reducing our ability to monetize our available for sale loan and investment portfolios. In addition, the foregoing factors have caused the number of our borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to begin to increase. This increase in the number of delinquencies, bankruptcies or defaults has resulted and could continue to result in a higher level of originated non-performing assets, net charge-offs, provisions for loan losses and valuation adjustments on our owned or managed real estate-related assets, which has and could continue to adversely affect our results of operations.

Developments in the debt capital markets have adversely affected and may continue to adversely affect our results of operations and financial condition.

        The recent global financial crisis has led to a severe dislocation in the debt capital markets, including sources of liquidity that we utilize, such as securitizations and other sales of commercial mortgage loans, real estate investments and other assets and unsecured and secured debt financing arrangements. We have experienced and expect to continue to experience the following negative effects from that dislocation:

  •
  significant declines in the fair value of our mortgage loans and real estate-related investments held or managed for third-party clients, which has caused us to hold those loans and investments for a longer period of time or to sell them at lower values than anticipated, resulting in net losses or a decrease in the net gains on the sale of those assets, negative valuation adjustments on our loan portfolio and/or reduced returns and limited ability to earn incentive fees from our investments and funds management activities;

  •
  a slowdown in repayments of our mortgage loans at maturity due to the limited availability of credit for refinancing of commercial properties, declines in the fair value of such properties and an increase in our non-performing assets;

  •
  an inability to effectively execute our distribution strategies, including securitizations, syndications, participations and other sales, which has increased the principal risk exposure associated with our lending activities and decreased our ability to generate new loans and related fees;

  •
  an increase in the credit spreads that we require to originate new loans, which may make us less competitive than those companies who may be more diversified or otherwise less vulnerable to the current market disruptions; and

  •
  a reduction of our sources of funding, which has impaired our ability to operate and grow our business.

        As a result of the foregoing factors, our overall loan origination level has been and will continue to be reduced, the types of loans that we are able to originate has been and will continue to be constrained and our ability to increase our assets under management has been and may continue to be constrained, resulting in a corresponding reduction in our interest and fee income. We will continue to be adversely affected by a continuation or worsening of disruptions in the debt capital markets.

We require substantial amounts of capital to fund our operations. If we are unable to maintain adequate funding on acceptable terms, our results of operations and financial condition could suffer and we could face difficulty in operating our business and may need to seek some form of reorganization.

        We require substantial amounts of capital to support our operations and growth plans. Our primary sources of liquidity have consisted of cash from operating activities, existing unrestricted cash on our balance sheet, sales of assets, bank financing, capital markets financing and other financing arrangements, deposit funding obtained by Capmark Bank US and repayments of loans and other assets that we hold on our balance sheet. As of October 2008, we had drawn substantially all the funds available under our senior credit facility. As described in "Business—Global Financial Crisis" and

"Business—Going Concern Considerations" of this Annual Report on Form 10-K, the global financial crisis has adversely affected our business and our primary sources of liquidity.

        If we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets or through some other form of restructuring, we will have to seek reorganization under Chapter 11 of the United States Bankruptcy Code.

Our senior credit facility, our bridge loan, our notes and other financing arrangements contain restrictions that may limit our flexibility or adversely affect our business.

        In order to continue to be in compliance with the covenants in our financing arrangements, our management may have to make certain adjustments to our operating strategy. These restrictions may have an adverse impact on our earnings or limit our ability to obtain liquidity through asset sales, raising secured financing or otherwise.

        Our senior credit facility, our bridge loan, our notes and other financing arrangements impose, and the terms of our future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Those restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

  •
  change our core lines of business;

  •
  incur, assume or guarantee certain types of additional indebtedness;

  •
  create liens over our assets;

  •
  enter into certain types of transactions with affiliates; and

  •
  effect mergers, consolidations or sales of assets.

We have suffered adverse consequences as a result of downgrades of our credit ratings, and future downgrades could result in further adverse impacts.

        Our ability to effectively compete for financing in our industry is based, in part, on our credit ratings, which affect the availability of financing and the cost of our capital. Factors that are significant to the determination of our credit ratings or otherwise affect our ability to raise financing include the level and volatility of our earnings, our level of leverage, conditions in the debt capital markets and real estate markets, our relative competitive position, our risk management policies, our cash liquidity, our capital adequacy, our ability to retain key personnel, and legal, regulatory and tax developments. In the first quarter of 2009, our unsecured corporate credit ratings were reduced to below investment grade by each of the major national credit rating agencies rating those obligations. In April 2009, our unsecured corporate credit ratings were further downgraded by one credit rating agency. These downgrades have further limited our ability to access financing and increased our borrowing costs.

        In addition, as a result of the recent downgrades, we were required to post collateral to third parties to secure our contractual obligations, including agreements with Fannie Mae, and certain other counterparties terminated their derivative trading with us. The downgrades in our credit ratings have also negatively impacted our servicer rating from Fitch Ratings and further servicer rating downgrades may negatively impact the rating of securitizations for which we act as master servicer. Such declines in servicer ratings in certain circumstances may give trustees of the securitizations that we service the ability to terminate us as servicer. The loss of a significant number of our servicing contracts could adversely impact our results of operations, financial condition and business prospects. Further downgrades could have additional adverse consequences on our business.

Our reserve for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

        We maintain an allowance for loan losses on our loans held for investment. We conduct a comprehensive review of these reserves on a quarterly basis. Our reserves reflect management's current judgment of the probability and severity of losses within our portfolio. However, estimation of ultimate loan losses, loss expenses and loss reserves is a complex process and it is possible that management's judgments will prove to be incorrect and that reserves will be inadequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers or industries or markets in which borrowers operate or in which their assets are located. Our nonperforming loans have increased materially through 2008, driven by the worsening economy and the disruption in the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. If our reserves for loan losses prove inadequate we may suffer losses which could have a material adverse effect on our financial performance and results of operations.

Changes in prevailing interest rates, credit spreads and credit availability have and may continue to adversely affect our results of operations and financial condition.

        Our results of operations and financial condition have and may continue to be directly affected by changes in prevailing interest rates, credit spreads and credit availability. In particular, an increase in interest rates, a widening of credit spreads or a decrease in the availability of debt financing for real estate-related assets or corporate borrowers has and could, among other things:

  •
  reduce the fair value of the loans that we hold for sale and the securities that we classify as trading or available for sale and decrease the amounts that we ultimately realize upon an asset sale, including a syndication, participation or securitization;

  •
  adversely affect our ability to sell financial assets through syndications, participations, securitizations or otherwise, which has and could in the future adversely affect our liquidity and our ability to fund our operations;

  •
  reduce the number of properties that are economically feasible to finance with debt, which has and could in the future decrease the demand for loans that we originate and manage and, if that decrease in demand reduces the size of our servicing portfolio or assets under management, the fees that we earn in connection with our servicing and investment activities could be adversely affected;

  •
  increase our borrowing costs under our floating rate notes, our senior credit facility, our bridge loan and other financing arrangements, increase the costs of borrowing arrangements that we may seek to enter into to refinance existing arrangements or limit our access to other sources of capital upon which we rely to fund our operations and thereby cause us to further curtail our lending and investment activities;

  •
  increase the rates of defaults and delinquencies on loans that we hold for sale or for investment and on the pools of loans that underlie securitization transactions in which we retain an interest including as a result of the inability of borrowers to obtain financing needed to repay loans at maturity;

  •
  adversely impact the fair value of real estate equity investments that are held by us or investment funds that we manage, possibly reducing or delaying our ability to generate gains from the sale of those investments or earn performance-based fees; and

  •
  reduce the fair value of real estate-related investments or other investments that may serve as collateral for our secured funding arrangements or derivative instruments, thereby increasing the risk of margin calls under those arrangements or instruments.

        Conversely, a decrease in interest rates will reduce our earnings on escrow balances in connection with our servicing activities. In addition, a narrowing of credit spreads may lead to prepayments on loans we own after any applicable lock-out periods have expired. When prepayments occur, we may not be able to reinvest the proceeds in instruments that bear the same effective yield as the loans being prepaid.

        A significant change in interest rates could also result in collateral being placed with our derivative counterparties as a result of declines in the fair value of our derivative instruments executed in connection with our hedging activities. We negotiate and execute industry standard agreements that govern the maximum credit exposure that can be assumed by our derivative counterparties in respect of their derivative agreements with us. When this credit limit is exceeded, our counterparty will require us to make cash payments to bring their exposure within the specified maximum exposure limit. These collateral requirements (which are commonly referred to as "margin calls") could adversely affect our ability to fund our operations.

Our business outside the United States exposes us to additional risks, including foreign currency exchange rate risks, that may adversely affect our results of operations.

        We conduct a portion of our business outside the United States. Our international operations generate income and expenses and give rise to assets and liabilities denominated in currencies other than the U.S. dollar. If not adequately hedged, fluctuations in these currencies may adversely affect our earnings and the values of certain of our assets and liabilities. In addition, our international operations, including significant operations in Japan, subject us to additional risks. These risks include:

  •
  multiple foreign "doing business" and licensing laws and regulatory requirements that are subject to change;

  •
  possible nationalization, expropriation, price controls, capital controls, exchange controls or other restrictive government actions;

  •
  difficulty in establishing, staffing and managing foreign operations;

  •
  differing labor regulations;

  •
  laws and regulations applicable to the securities and financial services industries that differ from United States laws or are uncertain and evolving, including laws and regulations relating to financial services companies, banking, securities, lending, investment advisory services, loan servicing, bankruptcy, creditors' rights, debt collection, property ownership and liens;

  •
  potentially negative consequences arising from changes in tax laws or their application or the manner in which our businesses operate outside the United States or are viewed by foreign tax authorities;

  •
  political instability and economic instability or slowdowns in foreign countries in which we do business; and

  •
  difficulty in moving capital out of foreign jurisdictions may result in limitations on our liquidity.

        In particular, we have significant operations in Japan that subject us to the above risks to the extent that the geographic region is affected by any of the above factors. The effects of these risks may, individually or in the aggregate, adversely affect our results of operations.

Our efforts to mitigate risks relating to changes in interest rates, credit spreads and foreign currency exchange rates may not be successful and may expose us to additional types of risks.

        We employ various economic hedging strategies with the objective of mitigating the market risks that are inherent in our business and operations. These risks include the risks that changes in prevailing interest rates, credit spreads or foreign currency exchange rates will impact the fair value of our assets, including our loans, investment securities and mortgage servicing rights, decrease our levels of income or increase our expenses. We seek to control these risks by, among other things, purchasing or selling U.S. Treasury securities and entering into a number of derivative instruments, including total rate of return swaps, CMBS index swaps, interest rate or foreign exchange swaps, interest rate caps and floors and options to purchase the foregoing items.

        Developing an effective strategy for dealing with movements in interest rates, credit spreads and foreign currency exchange rates is complex, and no strategy can completely insulate us from risks associated with those fluctuations. Our hedging strategies also rely on assumptions and projections regarding our assets, general market factors and the credit worthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Poorly designed strategies or improperly executed transactions could actually increase our risk of loss. If we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. There have been periods in the past, and it is likely that there will be periods in the future, during which we have incurred or may incur losses on transactions after taking into account our hedging strategies. As a result of our financial condition, hedging counterparties have and could in the future require higher fees and more collateral than we are willing or able to provide or discontinue hedging transactions with us and as a result, we may be unwilling or unable to fully hedge interest rate or currency risks and in such event changes in interest rates or currency exchange rates could result in additional volatility in our results of operations, which may have a material adverse effect on our results of operations and financial condition.

We may suffer a loss if the value of property or other assets securing loans that we hold for sale or investment deteriorates.

        Our loans are generally non-recourse and we generally are not entitled to seek recovery from the borrower in the event of a payment default, except in the case of certain construction loans and instances of fraud or other bad acts by the borrower and breaches of certain representations and covenants. Accordingly, the cash flows generated by the operation, sale or refinancing of the properties securing our loans typically are the sole sources of funds for the payment of principal and interest that is due under our loans. A borrower's ability to successfully operate, refinance or sell a mortgaged property may be affected by a number of factors, including the ability of the borrower to fully lease the property on terms sufficient to support the debt; levels of operating costs for operating the properties; competition; litigation involving the property owner or the property; changes in local, regional or national economic, business and market conditions or forecasts; changes in the availability or cost of financing for real estate; uninsured losses to the property and other factors including those that are outside the control of the borrower.

        Our loan portfolio is significantly comprised of construction loans and interim, floating rate loans secured by "transitional" real estate. The repayment of such loans is dependent on the construction and renovation, and subsequent leasing, of collateral and debt service payments for such loans are dependent on capitalized reserves or subsidization by sponsors. Reductions in demand by users of commercial real estate have caused certain of these loans to fail to achieve underwritten expectations for leasing and cash flow, contributing to increases in defaults and non-performing loan classifications. In the case of a mezzanine loan, the collateral that secures the borrower's obligations generally consists of a pledge of the borrower's equity interests in the entity that owns the financed property rather than a mortgage over the property itself. Our mezzanine loans are therefore subject to the additional risk that other lenders may be able to foreclose on the property owned by the borrowing entity, which could reduce or possibly eliminate the value of the collateral pledged in respect of the mezzanine loan.

        Further, the value of the assets securing our loans have and may continue to deteriorate over time due to factors beyond our control, including acts or omissions by owners or managers of properties that are financed, changes in business, economic or market conditions, or the possibility that a sale or refinancing of, or a foreclosure on, those assets would not generate sufficient funds to pay amounts that are owed to us. In addition, there are significant costs and other delays associated with the process of foreclosing on collateral securing a loan.

Our results of operations and financial condition could be adversely affected if assumptions underlying our credit underwriting models prove to be incorrect.

        Our credit underwriting process in each country and market in which we operate involves making determinations as to the creditworthiness of a borrower and the anticipated performance and value of the property being financed. When making credit determinations, we are required to make assessments concerning the quality, viability and future occupancy and rent levels of the property being financed, the operating efficiency of the borrower or manager of the property, the borrower's business plan, the proposed financing structure, expected business, economic and market conditions and other matters over which we and the borrower may not have control. These assessments are often made in part based on information provided by prospective borrowers, which is not always subject to independent verification. If the assessments that we make prove to be incorrect, whether as a result of an unforeseen development or an inaccuracy or misrepresentation in the information that we are provided, our extension of credit could entail more risk than predicted and we could incur unexpected losses. In addition, if we originate a loan that is subject to a material misrepresentation by a borrower or a person acting on the borrower's behalf, we may not be able to sell the loan or, if the loan has been resold prior to detection of the misrepresentation, we may be required to repurchase the loan from the buyer. Although it may be possible to proceed against the borrower or the person acting on its behalf, it may be difficult or impossible to recover any monetary losses that we suffer as a result of the misrepresentation.

If the estimates or assumptions we use to value our assets or determine our allowance for loan losses prove to be incorrect, we may be required to write down assets or increase our allowance for loan losses.

        In connection with the preparation of our financial statements and those of the funds we manage, we are required to use estimates and make various assumptions in determining the fair values of mortgage loans, investment securities and mortgage servicing rights that we carry on our balance sheet or manage, as applicable, and in determining our allowance for loan losses. These estimates and assumptions are based on a number of factors and considerations, which may include, depending on the particular asset being valued, our experience and expectations concerning discount rates, interest rates, credit spreads, market pricing for sales of similar assets, prepayment rates, servicing fees, rates of delinquencies and defaults on loans and loss recovery rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Allowance for Loan Losses" in Item 7 of this Annual Report on Form 10-K. A material difference between our estimates and assumptions and our actual experience may require us to write down the value of assets or increase our allowance for loan losses, which could adversely affect our results of operations or financial condition.

The loss of or changes in our relationships with GSEs and federal agencies would have an adverse effect on our business.

        Our status as an approved seller/servicer for Fannie Mae and Freddie Mac and our status as an FHA-approved mortgagee and issuer of Ginnie Mae MBS afford us a number of advantages. Our failure to comply with the applicable GSE or agency standards (financial and otherwise) may result in our termination as approved seller/servicer, mortgagee or issuer. If Fannie Mae were to terminate us for cause, including as a result of a material adverse change in our Company, it may terminate our selling and servicing rights without any fee and would not be obligated to pay us the proceeds of any sale of such servicing rights. Additionally, Fannie Mae could require that our DUS™ loss sharing obligations remain with us even though we would no longer be receiving any servicing fees. The loss of any such status could have a material adverse impact on our results of operations, could result in a loss of similar approvals from other GSEs or federal agencies and could have other adverse consequences to our business.

        In addition, if Fannie Mae, Freddie Mac or HUD were to invite a significant number of our competitors to participate in their programs, our competitive position and results of operations could suffer.

        As noted above, each of the GSEs has financial reporting requirements. Although the GSEs require us to provide audited financial statements generally within 90 days after the end of each fiscal year, each has agreed to provide us a one-time 30-day extension of the filing deadlines for our 2008 audited financial statements to April 30, 2009.

        Each GSE and government agency retains broad discretion to terminate Capmark Finance as a seller/servicer without cause upon notice.

Changes in existing government-sponsored and federal mortgage programs could negatively affect our business.

        Our ability to generate income through mortgage sales to institutional investors depends in part on programs sponsored by Fannie Mae, Freddie Mac and the FHA, which facilitate the issuance of MBS in the secondary market. These programs have been reduced in recent periods due to current economic conditions. Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on our commercial real estate lending and mortgage banking and servicing businesses and our results of operations. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities could negatively impact our results of operations and cash flow.

We are required to apply complex accounting standards in the ordinary course of our business. Changes in those standards, or improper application of those standards, may adversely affect our reported results of operations and financial condition.

        We prepare our consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"), which is a body of accounting principles that has been developed over time by members of the accounting profession and their professional bodies, including the American Institute of Certified Public Accountants, or the "AICPA," and the Financial Accounting Standards Board, or the "FASB," with the oversight and involvement of United States regulatory authorities, including the SEC. Many of the accounting standards applicable to our business are highly complex and are subject to varying interpretations as well as to changes over time by applicable regulatory authorities.

        In the ordinary course of our business, we must make accounting judgments and estimates and must interpret the application of complex accounting rules to changing events and circumstances. If our accounting judgments or interpretations prove incorrect, corrections of our financial statements could have a material adverse effect on our financial condition or results of operations. We have previously restated our consolidated financial statements for the 284 days ended December 31, 2006 and the three years ended December 31, 2005 to correct the improper application of technical accounting rules. The incorrect interpretation or application of technical accounting rules may lead to future restatements.

        We also may be required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported results of operations or financial condition.

The requirements associated with being a reporting company require significant company resources and management attention.

        We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and maintain effective disclosure controls and procedures and internal control over financial reporting within specified deadlines. Section 404 of the Sarbanes-Oxley Act requires that our management evaluate, and our independent registered public accountant report on, our internal control over financial reporting on an annual basis. We expect that we will be required to complete our initial internal controls assessment by the time of the filing of our Form 10-K for our fiscal year ending December 31, 2009. As a result, we incur significant legal, accounting and other expenses that we did not incur prior to the time we became required to file reports under the Exchange Act. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls, internal controls over financial reporting and financial reporting and accounting systems designed to meet our reporting obligations on a timely basis, including the timely filing of Exchange Act reports. However, if the measures we take are not sufficient to satisfy our obligations, we may incur further costs and experience continued diversion of management attention, adverse reputational effects and possible regulatory sanctions or civil litigation.

Risks associated with yield guarantees for some of our LIHTC funds expose us to potential losses.

        We sponsor low-income housing tax credit ("LIHTC") funds in which investors acquire limited partner interests in an upper-tier investment partnership, which in turn invests as a limited partner in one or more lower-tier partnerships that own and operate multifamily properties intended to qualify for LIHTCs. Our LIHTC funds enable investors to benefit from tax credits and tax losses from the lower-tier partnerships in which the funds invest. In connection with many of the LIHTC funds that we sponsor, we provide or obtain from a third-party a yield guarantee intended to preserve an expected yield for the fund investors. For those funds, which we refer to as "guaranteed LIHTC funds," if the yield for investors falls below the guaranteed level, we or the third party would be required to make a payment equal to the difference between the actual yield and the guaranteed yield. The yield on a fund investment could fall below the guaranteed level for a number of reasons, including if anticipated tax benefits are not achieved or tax benefits previously realized by investors become subject to recapture. The loss of tax benefits could result under applicable tax laws if, among other things, the property is not occupied by a minimum percentage of residents whose income falls below specified levels, the level of rent charged to certain residents exceeds certain limits or the fund's investment in the property is terminated through a sale or foreclosure of the property. We have agreed to reimburse most of our third-party yield guarantors (including GMAC with respect to guarantees that it issued prior to the Sponsor Transactions) for any amounts that they are required to pay under these guarantees. Our LIHTC operations have experienced losses in certain periods, including as a result of poor operating performance of certain lower-tier partnerships owned by guaranteed LIHTC funds, the loss or recapture of tax credits with respect to certain properties and other factors. In connection with the application of push down accounting in connection with the Sponsor Transactions, we increased the amount of liabilities on our balance sheet in respect of our LIHTC fund guarantees. If our payment obligations under the yield guarantees related to the guaranteed LIHTC funds that we have sponsored exceed the amounts that we have recorded in our financial statements for these liabilities, our results of operations would be adversely affected.

Our sponsorship of LIHTC funds exposes us to various risks associated with equity investments in multifamily properties.

        Investments in lower-tier partnerships are subject to numerous risks related to equity investments in multifamily properties, including delays in construction, increases in construction costs, inability to achieve or maintain high occupancy rates, increased property level expenses, property mismanagement and property damage from floods, fires or other causes, among others. These partnerships may not generate sufficient cash to pay operating expenses or debt service costs, which may result in the sale or foreclosure of the underlying property and the loss of tax benefits to investors. In addition, properties that are under construction may be unable to obtain permanent financing sufficient to repay the construction financing. If the interests in these partnerships are held by guaranteed LIHTC funds, we may be required to either advance funds to lower-tier partnerships to cover funding or operating shortfalls to ensure that investors in the guaranteed LIHTC funds do not lose their expected tax benefits or make payments to the investors to the extent that any loss of tax benefits causes the investors to receive less than the guaranteed yield. Also, even if we are not required to do so, we may advance funds to allow lower-tier partnerships to pay their operating expenses and debt service in order to preserve the expected tax benefits to investors. We have made and expect to continue to make advances to certain lower-tier partnerships to cover operating deficits or funding shortfalls in cases where we are required to do so to preserve tax benefits for investors or for other business reasons. We might not be able to recover any advances made to lower-tier partnerships and the failure to recover such advances may adversely affect our results of operations. In addition, the upper-tier LIHTC funds that we sponsor are dependent upon the cash flows of the lower-tier partnerships in which they invest to generate the cash flow necessary to pay fees for services, such as the management services that we render to them. The failure of any lower-tier partnerships to generate positive cash flow may adversely affect our ability to collect the fees owed to us.

We have exposure to risks of loss in the event that we are unable to recover advances or guarantee payments relating to certain lower-tier partnerships.

        In some cases we have provided construction completion or operating deficit guarantees relating to our investments in or development of certain properties. We may be required to make guarantee payments under these agreements and may not be able to fully recover amounts advanced. We incur costs related to carrying interests in lower-tier partnerships. To the extent that we incur similar costs in the future, our results of operations may be adversely affected.

Our sponsorship of LIHTC funds involves additional risks that could adversely affect our business and results of operations.

        In connection with our sponsorship of LIHTC funds, we act as a general partner of the upper-tier partnerships in which investors purchase interests. As general partner, we have various duties, including management of the funds' interests in lower-tier partnerships, financial reporting and tax reporting. The failure to perform any of our obligations could subject us to claims by investors for breach of contract or breach of duty.

We are dependent upon the proper operation of our systems and adequacy of our internal processes, and any failure in the operation of those systems or the adequacy of those processes could negatively affect our ability to operate our businesses.

        Our businesses depend on our ability to process and administer transactions across numerous and diverse markets in many currencies, and the transactions we process and administer have become increasingly complex. Like all large corporations, we are exposed to many types of operational risks, including the risk of fraud or unauthorized transactions by employees or outsiders, or operational errors, including clerical or record keeping errors or those resulting from faulty computer or other automated systems. If any of our financial, accounting or other systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to customers, regulatory intervention or reputational damage. Our systems might fail to operate properly or become disabled as a result of events that might be beyond our control, including a disruption of electrical or communications services, computer viruses, natural disasters or other calamities such as terrorist attacks. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. In addition, our inability to implement and operate our systems on an efficient basis at costs comparable to our competition may result in a higher cost structure, which would have an adverse impact on our financial condition and results of operations.

We face competition that could harm our market share and results of operations.

        Each of the business lines in which we compete is highly competitive on a national, regional, local, and in some cases, international level. Our primary competitors consist of mortgage companies, commercial banks, investment banks, insurance companies, other financial services firms, REITs, investment advisors and sponsors of investment funds and mortgage servicing companies, some of which are larger than us and have greater access to capital at a lower cost than we do.

        We compete on the basis of pricing, terms, structure and service and could lose market share to the extent we are unwilling or unable to match our competitors' pricing, terms, structure and service.

Our business may be adversely affected by the regulated environment in which we operate and by governmental policies.

        We are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activities involved. For example, two of our subsidiaries are industrial banks chartered by the State of Utah. Each of these banks is subject to regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC and must comply with applicable capital adequacy requirements, limitations on transactions with affiliates, provisions of the Bank Secrecy Act, the USA PATRIOT Act and regulations of the Federal Reserve. Our Irish bank is also required to comply with various laws, rules and regulations in Ireland, including capital adequacy requirements, administrative notices implementing European Union Directives relating to business activities carried out by credit institutions and supplementary requirements and standards that are from time to time established by financial regulators. In connection with the Sponsor Transactions, we entered into a capital maintenance agreement with the FDIC that requires us to maintain the "well capitalized" status of our U.S. banks and to maintain the banks' Tier 1 leverage ratio above a prescribed minimum, and we delivered a letter of comfort to our Irish banking regulator in support of our Irish bank.

        In addition, another of our subsidiaries is registered with the SEC as a broker-dealer under the Exchange Act and with state securities commissions in the United States under state securities laws. This subsidiary is also a member of FINRA and, accordingly, is subject to the rules, regulations and supervision of that regulatory body. Another subsidiary is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 and is subject to federal and state laws and regulations. We have also obtained an investment management registration for one of our Japanese subsidiaries and are subject to the FIEL, and other applicable regulations. Other subsidiaries through which we conduct North American commercial real estate lending and mortgage banking activities hold various U.S. state and a Canadian provincial license relating to commercial real estate financing activities and are subject to various state laws and regulations.

        In addition, the regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive or costly, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our businesses in the manner that they are now conducted. The regulation and supervision of our Company and subsidiaries is primarily intended to benefit and protect our customers, and not our investors, and could limit our discretion in operating or increase the expense of running our businesses. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of licenses or registrations that we have been granted, as well as the imposition of civil fines and criminal penalties. As a result of the regulated nature of our businesses, we are also subject to risk associated with (1) possible adverse results of regulatory and other governmental examinations or inquiries; (2) an increased possibility of litigation arising from regulatory and other governmental developments; (3) regulators' future use of supervisory and enforcement tools; and (4) legislative and regulatory reforms, including changes to tax laws or their interpretation. The impact of those developments could affect our ability to operate our businesses or negatively impact our financial condition, results of operations or reputation.

        In recent years, the United States Congress has considered legislation which if passed would subject companies, such as us, that own industrial banks, referred to as "industrial bank holding companies" to regulation by the FDIC. It is reasonable to expect that Congress will in the future consider legislation that may affect the regulatory scheme applicable to industrial bank holding companies, either independently or as part of new laws applicable to financial institutions in general. The impact of any such legislation on the Company cannot be predicted at this time but could have a material impact on the manner in which the Company conducts its business or on its ownership structure. In addition, the Utah Department of Financial Institutions has notified Capmark Bank US that it has implemented a holding company supervision program intended to assess the degree to which the holding company serves as a source of financial and managerial strength to its Utah banks. The Utah Department of Financial Institutions indicated that it intends to conduct periodic on-site source of strength assessments and will evaluate financial strength (including capital, earnings and liquidity), the risks of the holding company organizational structure and risk management practices. The new supervisory program is being implemented under existing statutory authority and will supplement the existing examination activities of the Utah Department of Financial Institutions and the FDIC.

Our business could be adversely affected by changes in governmental fiscal and monetary policies.

        Our business and earnings are significantly affected by the fiscal and monetary policies of the United States government and its agencies and similar governmental authorities and agencies in markets outside the United States in which we or our customers operate. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve's policies influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control, are difficult to predict and could adversely affect our business, results of operations and financial condition.

If we are required to register under the Investment Company Act, our ability to conduct our business could be materially adversely affected.

        The Investment Company Act of 1940, or the "Investment Company Act," contains substantive legal requirements that regulate the manner in which "investment companies" are permitted to conduct their business activities. We have conducted and intend to continue to conduct our business in a manner that does not result in our Company or any of our subsidiaries being characterized as an investment company. There are a number of possible exceptions from registration under the Investment Company Act that we believe apply to us and our subsidiaries and which we believe make it possible for us not to be subject to regulation as an investment company. For example, bank subsidiaries are exempt from the definition of an investment company, and the Investment Company Act exempts entities that are primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate."

        Under current interpretations, an entity can meet that exception by maintaining at least 55% of its assets directly in mortgages and other liens on and interests in real estate, which we refer to as "qualifying interests," and an additional 25% of its assets in real estate-related assets. We believe that our subsidiaries can rely on the foregoing exceptions or others. The requirement that some of our subsidiaries maintain 55% of their assets in qualifying interests or satisfy another exception may inhibit our ability to acquire certain kinds of assets or to conduct certain activities in the future, which could negatively impact our business.

We have businesses that generate significant income from tax-favored investments, and changes in law or tax rates can reduce the income of those businesses by decreasing the attractiveness of those products.

        Our tax-favored investment products are generally attractive because of the additional returns that they generate for investors compared to taxable investments. Changes in applicable tax laws or the application or interpretation of applicable tax laws could reduce or eliminate the benefits of these investment products. In addition, reductions in overall tax rates can reduce the tax benefits associated with our tax-favored investment products. A reduction in the tax benefits associated with these products could limit the market for these products, thereby reducing the amount of income that we may generate from future sales of these products.

Our sponsorship of NMTC funds is subject to unique risks that could impact our business and results of operations.

        We sponsor new markets tax credit funds, which we refer to as "NMTC funds," that make investments in qualifying community development entities, or "CDEs," that receive new markets tax credit allocations as part of a federal program. In order for the fund investors to receive the benefit of these tax credits, the CDE must comply with program rules. Among other things, these rules impose periodic reporting requirements for the CDE and stipulate that substantially all of the CDE's capital be continuously deployed (subject to applicable grace periods) in qualifying investments throughout a seven-year compliance period (for purposes of compliance, losses on the CDE's investments are considered permanently deployed). In addition, we have made loans to NMTC funds that have made investments in CDEs. As a result of the seven-year investment requirement, our loans may be required to remain outstanding or proceeds from CDE investments may be required to be redeployed in qualifying investments rather than repaid to us in cash. A failure to satisfy these requirements may result in a loss of the tax credits and a recapture of any tax benefits that have been previously realized by an investor. As a sponsor of NMTC funds, we are responsible for ensuring that our funds comply with these requirements. A failure by us to satisfy these requirements could impair our ability to sponsor NMTC funds in the future and could require us to indemnify our fund investors for losses that they suffer due to our non-compliance, either of which could have an adverse effect on our business and results of operations.

Liabilities under environmental laws may expose us to losses or limit our ability to foreclose on properties securing loans.

        Under various United States federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Absent succeeding to ownership or control of real property, a secured lender is not likely to be subject to any of these forms of environmental liability. However, real estate investments in which we hold an ownership interest, either by exercise of our remedies as a secured lender or by an equity investment, can subject us to environmental liability. Potential environmental liabilities may also prevent us from foreclosing on properties that secure our loans.

We are controlled by our Sponsors whose interests may differ from the interests of our other stockholders or our creditors.

        Our Sponsors and one other investor hold approximately 75.4% of our outstanding common stock and, as a result of their holdings and the terms of a stockholders agreement they have entered into with our Company and GMAC, are able to control the election of a majority of our directors and significantly influence our business and affairs. The interests of our Sponsors and their affiliates could conflict with the interests of our other stockholders and our creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our Sponsors as equity holders might conflict with the interests of the holders of our notes. Our Sponsors and their affiliates also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though those transactions might involve risks to our creditors. In addition, our Sponsors or their affiliates own, operate or have interests in businesses that directly compete with our Company, such as KKR Financial Holdings, Goldman Sachs Capital Partners, Five Mile Capital Partners and the Dune Funds and may in the future own, operate or have interests in competing businesses.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify these statements by our use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect our beliefs, assumptions and expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations.

        Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

        Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal headquarters are located in Horsham, Pennsylvania. As of December 31, 2008, we maintained 51 offices.

        Below we have described our executive office and those offices with more than 20,000 square feet of rentable space being used by our employees as of December 31, 2008.

Location	Principal Activities	Area (Approximate sq. ft.)	Lease Expiration
Horsham, Pennsylvania (Four Buildings)	Executive Office North American Lending and Mortgage Banking; North American Investments and Funds Management; North American Servicing; Corporate and other	159,600	Owned
Atlanta, Georgia	North American Lending and Mortgage Banking; North American Investments and Funds Management; North American Servicing	31,800	December 31, 2014
Denver, Colorado	North American Lending and Mortgage Banking; North American Affordable Housing; Corporate and other	28,100	June 30, 2012
Chicago, Illinois	North American Lending and Mortgage Banking; Corporate and other	25,800	December 31, 2017
Tokyo, Japan	Asian Operations; Corporate and other	39,100	February 28, 2010
New York, New York	North American Lending and Mortgage Banking; North American Investments and Funds Management	37,400	July 31, 2011
Mullingar, Ireland	European Operations	23,800	February 4, 2018

        In addition to the properties described above, as of December 31, 2008, we leased space for our branch offices throughout the United States and for our operations in Germany, Japan, Taiwan, China, India, the Philippines, Ireland and the United Kingdom. We believe that our facilities are adequate for us to conduct our present business activities.

        Except for our offices in Horsham, Pennsylvania, all of our office space is leased. The most significant terms of the lease arrangements for our office space are the length of the lease and the amount of the rent. Our leases have terms varying in duration and rent as a result of differences in prevailing market conditions in different geographic locations. We do not believe that any single office lease is material to our business, results of operations or financial condition. In addition, we believe there is adequate alternative office space available at acceptable rental rates to meet our needs, although adverse movements in rental rates in some markets may negatively affect our results of operations when we enter into new leases.

Item 3.    Legal Proceedings.

        The Investigation Bureau of the Ministry of Justice of Taiwan presented one of our Taiwan-based subsidiaries with a search warrant in June 2008, authorizing a search for documents relating to a 2005 transaction involving a purchase of non-performing loan and real estate assets from Bowa Bank, a Taiwanese bank. Bowa Bank was taken over by the Central Deposit Insurance Corporation in August 2007 as part of an insolvency proceeding. The Investigation Bureau is reviewing a number of transactions entered into by Bowa Bank prior to its insolvency. According to the search warrant, this case relates to an investigation of potential violations of the Taiwanese Banking Law and Securities and Exchange Law. An officer of this Taiwanese subsidiary was also questioned as a witness in connection with the investigation. No criminal or civil claims have been brought against us or any of our employees in connection with these matters. We are cooperating with the investigation.

        On April 3, 2009, the one non-extending bridge loan lender filed a complaint against us in connection with the non-repayment of the $48 million principal amount of the bridge loan held by such lender. The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion by us in connection with the non-repayment. The lender is seeking repayment of principal and interest under the bridge loan agreement, damages and attorneys' fees and costs. We were served with notice of the complaint on April 8, 2009.

        We have received correspondence from certain of the holders of our senior notes stating that they believe that we have defaulted under the terms of the indentures governing the senior notes by failing to timely file our Form 10-K for the year ended December 31, 2008. We have also received correspondence from certain of the holders of our senior notes and certain of the lenders under our senior credit facility that are not lenders under our bridge loan agreement requesting that we provide them with the information that we have provided to the bridge lenders and urging us to undertake a comprehensive debt restructuring.

        We may be subject to potential liability under various legal actions that are pending or that may be asserted against us in the ordinary course of business or in connection with our restructuring efforts. While the outcomes of the various pending legal actions are not certain, based on present assessments, management does not believe that they will have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On November 25, 2008, pursuant to Section 78.320 of the Nevada Revised Statutes, we received the written consent of our stockholders to act by written consent in lieu of a meeting to elect Bradley J. Gross to serve as a member of our board of directors. We received the consent of our stockholders holding 412,803,348 shares with respect to the election of Mr. Gross.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

        Our outstanding common stock is privately held and there is no established public trading market for our common stock. There were approximately 260 stockholders of record of our common stock as of March 31, 2009.

        We did not pay a dividend on our common stock during the years ended December 31, 2008 and December 31, 2007. As a result of two consecutive fiscal quarters of negative adjusted earnings before taxes, we determined that a mandatory deferral of interest payments event has occurred with respect to our junior subordinated debentures. During the existence of a mandatory deferral event, we may not pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Unsecured Funding—Junior Subordinate Indentures" in Item 7 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

        During the fourth quarter of 2008, we sold 737 shares of our common stock, par value $0.001 per share, and issued 33,608 hypothetical shares, or 34,345 equity securities in the aggregate, in the transactions described below. The hypothetical shares are held in separate accounts and are valued to be equal to the fair value of a share of our common stock. Hypothetical shares are paid out at fair market value upon termination or a change of control and may be paid in cash or current shares at our election. The shares of common stock were sold and the hypothetical shares were issued in the following transactions, which were exempt from the registration requirements of the Securities Act of

1933, as amended, and, in particular pursuant to Rule 4(2). No underwriters were employed in any of these transactions.

  1.
  On November 17, 2008, we issued and sold 737 shares of common stock to one of our directors for aggregate consideration of $3,125.

  2.
  On November 17, 2008, we issued 33,608 hypothetical shares to 10 of our directors for aggregate deferred compensation of $142,500.

Item 6.    Selected Financial Data.

        The selected historical financial data in the table below for the periods subsequent to March 22, 2006 have been derived from our audited successor consolidated financial statements. In connection with the Sponsor Transactions, we were required to revalue our assets and liabilities as of March 23, 2006 using "push down" accounting as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation—Presentation of Our Consolidated Results." The financial statements for the periods subsequent to March 22, 2006 have been prepared after applying the push down method of accounting. The selected historical financial data in the table below for the periods prior to March 23, 2006 have been derived from our audited predecessor consolidated financial statements, which were prepared using our historical basis of accounting. The following data should be read in conjunction with the discussion and analysis under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

	Successor			Predecessor
	Year ended December 31,		Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006	Year ended December 31,
	2008	2007			2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net Interest Income
Interest income	$959,585	$1,251,192	$901,753	$253,691	$1,030,493	$816,298
Interest expense	761,018	914,460	659,514	172,176	596,637	360,669

Net interest income	198,567	336,732	242,239	81,515	433,856	455,629
Provision for loan losses	179,665	32,666	73,585	1,031	42,826	5,645

Net interest income after provision for loan losses	18,902	304,066	168,654	80,484	391,030	449,984

Noninterest Income
Noninterest income	(690,599)	908,079	755,520	136,666	1,079,410	774,239

Net revenue	(671,697)	1,212,145	924,174	217,150	1,470,440	1,224,223

Noninterest expense	783,252	889,374	770,181	220,939	1,120,433	953,225

(Loss) income before minority interest and income tax provision (benefit)	(1,454,949)	322,771	153,993	(3,789)	350,007	270,998
Minority interest income	110,480	124,331	53,308	12,264	57,682	44,654

(Loss) income before income tax provision (benefit)	(1,344,469)	447,102	207,301	8,475	407,689	315,652
Income tax provision (benefit)	8,300	166,778	63,157	(3,972)	112,898	84,888

Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447	$294,791	$230,764

Basic net (loss) income per share:(1)
Net (loss) income per share	$(3.13)	$0.65	$0.33	$0.03	$0.71	$0.56
Weighted average basic shares outstanding	431,672	433,071	431,899	412,803	412,803	412,803
Diluted net (loss) income per share(2)
Net (loss) income per share	$(3.13)	$0.65	$0.33	$0.03	$0.71	$0.56
Weighted average diluted shares outstanding	431,672	434,315	432,037	412,803	412,803	412,803

	Successor			Predecessor
	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$874,390	$1,436,752	$575,265	$494,113	$609,202
Investment securities(4)	2,301,351	1,135,374	2,040,291	2,937,251	2,780,677
Loans, net(5)	12,178,663	14,675,483	11,645,474	12,496,023	9,669,234
Total assets	20,638,175	23,264,396	20,956,480	20,450,903	16,619,558
Short-term borrowings	3,310,758	3,832,637	2,708,299	9,037,171	8,885,542
Long-term borrowings	8,282,835	8,307,686	8,966,905	2,571,176	2,383,477
Deposit liabilities	5,690,930	5,552,607	2,902,006	4,179,242	1,656,711
Mezzanine equity(6)	72,851	102,418	102,274	—	—
Stockholders' equity	1,146,034	2,506,633	2,229,225	1,996,622	1,814,723

Notes:

(1)
Our Company effected a stock split in connection with the Sponsor Transactions. Per share data for the predecessor periods is computed based upon the number of shares of common stock outstanding immediately after the Sponsor Transactions applied to our historical net income amounts and gives effect to the stock split. Amounts for the successor periods are computed based on the weighted average shares outstanding during the period applied to our historical net income amounts.

(2)
The calculations of diluted net (loss) income per share exclude anti-dilutive stock options with time-based vesting conditions and also exclude stock options with performance-based vesting conditions because the performance conditions had not been achieved at the end of the respective reporting periods. No dilutive instruments were issued prior to March 23, 2006.

(3)
"Cash, cash equivalents and restricted cash" includes cash that is restricted as to withdrawal or usage pursuant to contractual or regulatory requirements in the amounts of $149.6 million, $232.3 million, $251.4 million, $148.5 million, and $146.5 million as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

(4)
"Investment securities" consists of investment securities classified as trading, available for sale and held to maturity. As of December 31, 2008, 2007 and 2006, the Company had no investment securities classified as held to maturity.

(5)
"Loans, net" consists of loans held for sale and loans held for investment, net of our valuation allowance on loans held for sale prior to the adoption of fair value accounting on January 1, 2008 and our allowance for loan losses on loans held for investment. Effective January 1, 2008, substantially all of our loans held for sale are carried at fair value.

(6)
"Mezzanine equity" consists of common stock purchased by our employees and directors. We have classified this common stock as mezzanine equity rather than stockholders' equity, because the common stock is redeemable upon the occurrence of certain events as described in Item 13 of this Annual Report on Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our "Management's Discussion and Analysis of Financial Condition and Results of Operations" is organized as follows:

  •
  Overview.  This section provides a general description of our business and our organization into six business segments.

  •
  Basis of Presentation.  This section provides a discussion of the presentation of our consolidated results, including a detailed discussion of the application of "push down" accounting to our Company in connection with the Sponsor Transactions, and the presentation of our segment results, including a detailed discussion of the difference between the reporting methodology we apply to our segment results and the reporting methodology we apply to our consolidated results.

  •
  Understanding Our Financial Results.  This section presents an overview of the drivers of our financial results.

  •
  Outlook and Recent Trends.  This section discusses recent adverse events in the debt and capital markets and their impact on companies such as ours.

  •
  Results of Operations.  This section presents our detailed analysis of our consolidated and segment results of operations including a comparison of those results for the periods covered by the financial statements contained in this Annual Report on Form 10-K and a discussion of information that we believe is meaningful to an understanding of our results of operations on both a company-wide basis and for each of our six business segments.

  •
  Critical Accounting Estimates.  This section discusses those accounting estimates that we consider important to our financial condition and results of operations and that require us to exercise subjective or complex judgments in making estimates and assumptions.

  •
  Recently Issued Accounting Standards.  This section provides a summary of the most recent authoritative accounting standards and guidance that either have been recently adopted by us or may be adopted by us in the future.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our liquidity and cash flows and discusses our financing arrangements, our available funding sources and our credit ratings.

  •
  Commitments and Contractual Obligations.  This section discusses various commitments and contractual obligations relating to our business.

  •
  Guarantees and Off-Balance Sheet Transactions.  This section discusses guarantees and other off-balance sheet transactions which we have entered into.

  •
  Credit Risk Management.  This section describes our credit risk management approach, including a discussion of our loan portfolio diversification, single risk exposures and non-performing assets.

Overview

        We are a commercial real estate finance company that operates in three core business lines: lending and mortgage banking; investments and funds management; and servicing. Through our operating subsidiaries, we operate our businesses in North America, Asia and Europe. We provide our borrowers, investors and other customers with commercial real estate financial products and services, which we tailor to our customers' particular needs. As of December 31, 2008, we had more than 1,900 employees located in 51 offices worldwide.

        We originated $10.5 billion and $29.2 billion in aggregate principal amount of financing during the years ended December 31, 2008 and 2007, respectively. Our global primary, master and special servicing portfolios included approximately 49,000 loans with an aggregate outstanding principal balance of $362.1 billion as of December 31, 2008 compared to approximately 55,000 loans with an aggregate outstanding principal balance of $371.7 billion as of December 31, 2007. Real estate related assets under management were approximately $9.0 billion as of December 31, 2008 compared to $10.3 billion as of December 31, 2007. As of December 31, 2008, our total assets were $20.6 billion and our stockholders' equity was $1.1 billion.

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

  1.
  North American Lending and Mortgage Banking;

  2.
  North American Investments and Funds Management;

  3.
  North American Servicing;

  4.
  Asian Operations;

  5.
  European Operations; and

  6.
  North American Affordable Housing.

        During 2008, we focused our efforts on allocating capital effectively and preserving our liquidity position in each of the geographic regions where we operate. We significantly reduced our Asian proprietary lending and investing activities beginning in the second quarter of 2008. We also curtailed our European lending activities starting in the fourth quarter of 2007 and sold a large portion of our European loan portfolio in April 2008. Our efforts in Asia and Europe are currently focused on managing our existing loan, investment and fee-for-services businesses. We have also reduced staffing levels to correspond with the decreased level of activities in both segments. In light of current market conditions, we also substantially reduced proprietary loan originations and investment activities in North America, while continuing to originate loans for third parties and GSEs.

Basis of Presentation

Presentation of Our Consolidated Results

        We accounted for the Sponsor Transactions as a purchase by the Sponsors and Management Stockholders in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 and SEC Staff Accounting Bulletin ("SAB") 54. Push down accounting requires the new cost basis of the Sponsors and Management Stockholders in our assets and liabilities be "pushed down" into our consolidated financial statements. Under push down accounting, we revalued our assets and liabilities as of March 23, 2006 and adjusted amounts in our consolidated balance sheet as of that date to reflect the purchase price that the Sponsors and Management Stockholders paid for their equity in our Company. In connection with this revaluation, we allocated the aggregate purchase price paid by the Sponsors and Management Stockholders for their initial 79% interest in our Company to our assets and liabilities based on the fair value of our assets and liabilities as of March 23, 2006. Due to the continuing nature of GMAC's approximately 21% indirect ownership interest in our Company, GMAC's interest in our assets and liabilities continued to be reflected on a historical basis in our consolidated balance sheet as of March 23, 2006. As a result of the application of push down accounting, the assets and liabilities were reflected based on a "blended value," 79% of which reflected the fair value of those assets and liabilities on March 23, 2006 and 21% of which reflected GMAC's historical basis in those assets and liabilities. As explained in more detail below, changes in the carrying value of our assets and liabilities on our consolidated balance sheet as of March 23, 2006 have had and will continue to have impacts on certain line items in our consolidated statements of income. For example, the increases in the carrying value of assets on our consolidated balance sheet as of March 23, 2006 that resulted from push down accounting have had and are expected to continue to have a negative impact on our net income as compared to what our net income would have been had push down accounting not been applied. Correspondingly, increases in the carrying value of liabilities on our consolidated balance sheet as of March 23, 2006 that resulted from push down accounting have had and are expected to continue to have a positive impact on our net income as compared to what our net income would have been had push down accounting not been applied.

        Although our Company continued to exist as the same legal entity after the completion of the Sponsor Transactions, as a result of the application of push down accounting, we are required to present consolidated financial statements for "predecessor" and "successor" periods. Our predecessor periods relate to the accounting periods preceding the Sponsor Transactions in which we applied a historical basis of accounting. Our successor periods relate to the accounting periods following the Sponsor Transactions in which we have applied push down accounting. To enhance the comparability of our consolidated results, we have mathematically combined our predecessor consolidated results for the period from January 1, 2006 to March 22, 2006 and our successor consolidated results for the period from March 23, 2006 to December 31, 2006. Although this presentation does not comply with GAAP, we believe it provides the most meaningful comparison of our consolidated results for the three years ended December 31, 2008 because it allows us to compare our consolidated results over equivalent periods of time. Although we believe the foregoing presentation provides the most meaningful presentation for comparing our annual results, you should nonetheless bear in mind that the consolidated financial statements for our predecessor and successor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.

        The significant effects of the application of push down accounting on our successor consolidated balance sheet as of March 23, 2006 include the impacts summarized below. Those impacts have been diminishing over time as the relative position of assets that were on our balance sheet at the time of the Sponsor Transactions decreases.

  •
  Loans.  We increased the carrying value of loans on our consolidated balance sheet as of March 23, 2006 by $71.8 million, causing us to record lower interest income and lower net gains on the sale of those loans after the Sponsor Transactions.

  •
  Real Estate and Equity Investments.  We increased the carrying value of real estate and equity investments on our consolidated balance sheet as of March 23, 2006 by $265.4 million, causing us to record lower net gains on the sale of those investments and lower income from those investments after the Sponsor Transactions.

  •
  Mortgage Servicing Rights.  We increased the carrying value of our mortgage servicing rights on our consolidated balance sheet as of March 23, 2006 by $216.6 million, causing us to record higher amortization expense and lower net gains with respect to those mortgage servicing rights after the Sponsor Transactions.

  •
  Deferred Tax Assets and Current Tax Liabilities.  We decreased the carrying value of our deferred tax assets on our consolidated balance sheet as of March 23, 2006 by $90.6 million and increased the carrying value of our current tax liability by $28.5 million causing a positive impact on our income tax provision for accounting periods after the Sponsor Transactions.

  •
  Intangible Assets.  We increased the carrying value of intangible assets on our consolidated balance sheet as of March 23, 2006, primarily customer relationships and contracts, by $154.3 million, causing us to record higher amortization expense with respect to our intangible assets for accounting periods after the Sponsor Transactions.

  •
  Other Assets.  We increased the carrying value of goodwill on our consolidated balance sheet as of March 23, 2006 by $1.5 million and the carrying value of property and equipment as of that date by $21.9 million.

  •
  LIHTC Yield Guarantees.  We increased the carrying value of LIHTC-related liabilities on our consolidated balance sheet as of March 23, 2006 by $401.7 million. The fair value of the LIHTC guarantee liability reflects the estimated premium a third party would have required in an arm's length transaction to assume the risks and uncertainties in the LIHTC guarantee arrangement above and beyond the expected losses that were probable and could be reasonably estimated. The fair value liability, together with the existing expected losses that are probable and reasonably estimable and accordingly already reflected as a liability in our historical balance sheet, was recorded on the opening balance sheet under purchase accounting. The amount in real estate syndication proceeds and related liabilities is reduced for actual costs that we incur to deliver the guaranteed yield or when it is determined that the likelihood or amount of future payments and costs under the guarantees has been reduced. If and when probable and estimable losses exceed the total guarantee liability related to a particular guaranteed fund, the liability related to that fund is increased, with a corresponding charge to earnings. See "—Results of Operations—Impact of LIHTC Operations."

  •
  Liabilities Relating to Compensation.  We increased the carrying value of our compensation-related liabilities as of March 23, 2006 by $60.8 million, causing us to record lower compensation expense for accounting periods after the Sponsor Transactions.

  •
  Minority Interest.  We increased the carrying value of minority interest on our consolidated balance sheet as of March 23, 2006 by $38.4 million, causing us to record higher minority interest income during our successor accounting periods, primarily in 2006.

        The following table presents the impact of the push down accounting adjustments described above on our consolidated balance sheet as of March 23, 2006 and on our consolidated statement of operations for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006.

		Corresponding Impact on Consolidated Statement of Operations(1)
	Change in Consolidated Balance Sheet Carrying Value as of March 23, 2006
Balance Sheet Item:		For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the period from March 23, 2006 to December 31, 2006
	(in thousands)
Assets:
Loans held for sale and loans held for investment	$71,879	$1,447	$(14,323)	$(66,805)
Real estate and equity investments	265,439	(18,215)	(56,990)	(147,203)
Mortgage servicing rights	216,585	(31,217)	(26,211)	(22,131)
Deferred tax assets	(90,611)	N/A	N/A	N/A
Intangible assets	154,259	(9,926)	(28,833)	(6,894)
Other assets, including cash received for mezzanine equity	24,978	(10,879)	(1,515)	8,970

Total assets	$642,529	$(68,790)	$(127,872)	$(234,063)

Liabilities and Minority Interests:
Liability for LIHTC yield guarantees	401,668	38,230	58,948	147,302
Other liabilities(2)	72,310	7,640	11,619	5,634
Minority interest	38,445	2,530	2,344	33,970
Mezzanine Equity	73,877	—	—	—
Stockholders' Equity	56,229	—	—	—

Total liabilities and stockholders' equity	$642,529	$48,400	$72,911	$186,906

Summary Net Income Impact:
Impact on income before income tax provision		$(20,390)	$(54,961)	$(47,157)
Impact on income taxes		9,783	16,071	21,654

Impact on net income		$(10,607)	$(38,890)	$(25,503)

Notes:

(1)
Amounts presented reflect the pre-tax impact of push down accounting, except for the cumulative impact on income tax provision and the cumulative impact on net income, which are impacted by deferred tax assets and current tax liabilities. The impact of push down accounting on our consolidated statement of operations for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006 does not include the effects of acquisition-related expenses that we incurred in connection with the Sponsor Transactions. The amounts above do not reflect the impact of the adoption of Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007. See "—Critical Accounting Estimates—Accounting for Income Taxes."

(2)
Other liabilities consist of borrowings, deposit liabilities, and other liabilities relating primarily to compensation and current tax liabilities.

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

        The segment information included in this section of our Annual Report on Form 10-K has been prepared using a reporting methodology that is different from the reporting methodology used in our consolidated financial statements and, as a result, is not directly comparable to our consolidated results. In particular:

  •
  Corporate Functions, Allocation of Interest Expense and Immaterial Businesses. Our segment results do not reflect the expenses of our corporate administrative and support functions, which generally consist of personnel related expenses for our corporate finance, legal, human resources, information technology, risk management and internal audit departments. Interest expense on our debt is allocated to business segments but does not result in a full allocation of the expense. Any unallocated interest expense is included within "Corporate and other" for purposes of our segment reporting. The methodology for allocation of interest expense is based on business segment balance sheets, in which debt is allocated based on the difference between total segment assets and total segment economic capital. See "Quantitative and Qualitative Disclosures about Market Risk—Economic Capital." We apply a cost of funds to this implied debt amount, which generally varies based upon the risk of the underlying assets. Lastly, certain immaterial operating business results are also included in Corporate and other rather than in our segment results. See "Business—Other Business Activities" included in Item 1 of this Annual Report on Form 10-K.

  •
  Consolidation of LIHTC Partnerships.  Our segment results do not consolidate the results of any upper-tier or lower-tier LIHTC partnerships that we are required to consolidate in our consolidated financial statements under SFAS No. 66, "Accounting for Sales of Real Estate" or "SFAS No. 66," or FASB Interpretation ("FIN") 46(R), "Consolidation of Variable Interest Entities," or "FIN 46(R)." For a description of the effects of the consolidation of these entities on our consolidated financial statements, see "—Results of Operations—Consolidation of LIHTC Partnerships."

  •
  Push Down Accounting Adjustments.  Consistent with our management reporting, our segment results do not reflect the push down accounting adjustments that we were required to make to our consolidated financial statements in connection with the Sponsor Transactions. For a description of the effects of these adjustments on our consolidated financial statements, see "—Presentation of Our Consolidated Results" above.

  •
  Elimination of Intersegment Transactions.  Our segment results do not eliminate the effects of transactions between or among our business segments. These transactions generally result in one or more segments recording income and one or more other segments recording offsetting expenses with respect to the products or services provided.

  •
  Deferral of Placement Fees.  In connection with the adoption of SFAS No. 159 on January 1, 2008, we no longer defer recognition of placement fees and direct loan origination costs with respect to substantially all of our loans held for sale because such loans are carried at fair value. We continue to defer recognition of placement fees and direct loan origination costs (primarily compensation and benefits) with respect to our loans held for investment. The deferral of these fees and costs has the effect of reducing the amount of placement fee revenue and noninterest expense, respectively, that we report in our consolidated statement of operations. The resulting net deferred revenue or cost for each loan held for investment is recognized as a component of interest income over the contractual life of the loan. For purposes of our segment reporting, we recognize the full amount of placement fees as noninterest income and the full amount of direct loan origination costs as a component of noninterest expense. The net difference between deferred fees and costs (which can be net deferred revenue or net deferred costs for any particular period) is presented for segment reporting purposes as a component of the segment's noninterest expense. While the use of different accounting methodologies results in the recognition of different levels of noninterest income and noninterest expense during an accounting period, the income before income taxes presented for segment reporting purposes and in our consolidated financial statements is the same.

        The following tables summarize financial information for each of our six business segments as of the dates and for the periods indicated. The tables also present reconciling amounts that are included in "Corporate and other" to reconcile management's reporting of our segment financial information to amounts included in our consolidated financial statements (in thousands):

	Year ended December 31,
	2008	2007	2006
Net Revenue(1):
North American Lending and Mortgage Banking	$(194,393)	$424,125	$626,446
North American Investments and Funds Management	(193,769)	217,960	251,381
North American Servicing	287,935	397,209	397,680
Asian Operations	(207,729)	199,715	232,784
European Operations	(373,820)	89,276	45,639
North American Affordable Housing	(32,145)	48,385	(193,970)

Subtotal	(713,921)	1,376,670	1,359,960
Corporate and other:
Corporate functions and immaterial businesses	42,011	11,868	(8,514)
Consolidated affordable housing partnerships	18,306	135	(16,526)
Deferral of placement fees	(9,941)	(142,817)	(123,977)
Eliminations and other adjustments	(22,395)	(17,584)	7,704
Push down accounting adjustments	14,243	(16,127)	(77,323)

Total Corporate and other	42,224	(164,525)	(218,636)

Consolidated amount	$(671,697)	$1,212,145	$1,141,324

(Loss) Income Before Income Taxes:
North American Lending and Mortgage Banking	$(373,560)	$170,405	$343,161
North American Investments and Funds Management	(186,237)	149,552	143,642
North American Servicing	99,325	192,033	154,524
Asian Operations	(289,540)	106,347	104,259
European Operations	(408,515)	35,489	(23,184)
North American Affordable Housing	(66,589)	2,404	(272,116)

Subtotal	(1,225,116)	656,230	450,286
Corporate and other:
Corporate functions and immaterial businesses	(98,963)	(154,167)	(187,353)
Push down accounting adjustments	(20,390)	(54,961)	(47,157)

Total Corporate and other	(119,353)	(209,128)	(234,510)

Consolidated amount	$(1,344,469)	$447,102	$215,776

Note:

(1)
Net revenue is calculated as net interest income plus noninterest income less provision for loan losses.

	December 31,
	2008	2007
Total Assets:
North American Lending and Mortgage Banking	$11,597,285	$12,159,800
North American Investments and Funds Management	772,285	1,050,576
North American Servicing	901,151	894,259
Asian Operations	2,886,256	2,789,044
European Operations	538,675	3,068,097
North American Affordable Housing	891,907	1,084,783

Subtotal	17,587,559	21,046,559
Corporate and other:
Corporate functions and immaterial businesses(1)	1,634,754	489,093
Consolidated affordable housing partnerships	1,144,794	1,508,608
Push down accounting adjustments	271,068	220,136

Total Corporate and other	3,050,616	2,217,837

Consolidated amount	$20,638,175	$23,264,396

Note:

(1)
Includes U.S. Treasury securities classified as trading totaling $1.3 billion and $48.9 million as of December 31, 2008 and 2007, respectively.

Understanding Our Financial Results

        As a commercial real estate finance company, our ability to generate income and cash flow is highly dependent on the volume of financing that we originate; our ability to securitize, sell, participate or otherwise finance our loans; the value of the loans on our balance sheet; and the spreads we generate on our interest-earning assets. In addition, our financial performance is driven by, among other things, our ability to increase the size of our servicing portfolio and the amount of real estate-related assets under our management. The success of our origination activities impacts our level of placement fees and net interest income and impacts the amount of loans that we have available for future sale and servicing opportunities, which in turn affects our levels of net gains or losses and fee-based income. Our ability to increase the size of our servicing portfolio, which is also driven by the level of our origination and distribution activities as well as the volume of mortgage servicing rights that we acquire, affects the level of servicing fees that we earn and income that we derive from escrow balances. Our financial results are also dependent on the amount of assets under our management as well as on changes in the values of our real estate-related assets, which impact the levels of fee-based income and net gains or losses that we recognize.

        The amount of financing that we arrange, the number of servicing opportunities that are presented to us, the spreads we generate on our interest-earning assets and the gains or losses we realize on sales of our assets are subject to various factors. These factors include availability of funding sources, cost of capital, changes in the interest rate environment, CMBS spreads, commercial real estate prices, levels of supply and demand for commercial real estate and real estate-related investments, competition in our industry and the condition of local, national and international economies. These factors also affect our estimates of loan losses and other items affecting expected cash flows from our assets and our related valuation of those assets. As a consequence of these factors, activity of our business lines is cyclical.

Outlook and Recent Trends

        Our financial results are highly dependent on the condition of the economies and financial markets in which we operate. Beginning in mid-2007 and continuing throughout 2008 and into 2009, global market volatility, disruptions in the credit and capital markets and weakening economic conditions created an extremely challenging business environment. Market difficulties contributed to the bankruptcy filing of Lehman Brothers Holdings Inc., the federal government conservatorship of Fannie Mae and Freddie Mac, JPMorgan Chase & Co.'s acquisition of The Bear Stearns Companies, Inc., JPMorgan Chase & Co.'s acquisition of Washington Mutual Bank, the federal government's significant investment in American International Group, Inc., Bank of America Corp.'s acquisition of Merrill Lynch & Co. Inc., and Wells Fargo & Co.'s acquisition of Wachovia Corp. The U.S. structured credit markets have remained severely limited with respect to new issuances, including the CMBS and CDO markets which have effectively ceased. Delinquency and default rates on commercial mortgage loans have increased. These rates may continue to increase as a result of adverse economic conditions, including lack of available credit, higher vacancy rates and declining rents. The European and Asian economies have experienced similar turmoil in their financial markets and broader economies.

        These difficult market conditions have continued to negatively affect our three core businesses. The general lack of liquidity in the debt markets has made it increasingly difficult for us to access the capital we need to operate our business. As a result of our inability to access new capital, we have effectively ceased our proprietary lending and investment activities, which has and is expected to continue to negatively impact the growth of our loan and servicing portfolios. The scarcity of liquidity in the market has also made it difficult for commercial real estate borrowers seeking replacement financing. The unavailability of replacement financing decreases our transaction-related servicing fees and increases the average duration of our loan portfolio as a result of loan extensions, thereby decreasing our cash flow. Additionally, the unavailability of replacement financing and current market conditions has increased our number of non-performing assets. The growth of our servicing portfolio has and may continue to be slowed by the lack of new CMBS issuances, decreasing our source of counter-cyclical income. Additionally, if Fannie Mae, Freddie Mac or the FHA were to reduce or modify their lending programs, or were to suspend or alter their servicing relationship with us, we may be unable to continue to originate and sell loans to, or service loans for, these GSEs or under the programs sponsored by the FHA.

        The unfavorable economic and financial market conditions have caused us to recognize significant downward changes in fair value on our loans held for sale and investment securities. We have also experienced increased loan loss provisions on our loans held for investment, and higher levels of non-performing loans and foreclosed real estate in our portfolio. In addition, our real estate and real estate equity investments, including those held directly and those held in funds, have declined in value. Our ability to earn incentive fees on current investment funds and raise new real estate investment funds has and is expected to continue to be constrained by the current real estate market conditions. Our expectation is that the commercial real estate markets in which we operate will continue to be stressed throughout the remainder of 2009 due to weaker economic conditions and reduced liquidity.

        In an effort to stave off a financial crisis, the U.S. government and governments in the other markets where we operate are responding by providing unprecedented levels of liquidity and capital support to the financial system. Nevertheless, as a result of the current economic stress, as well as the need to preserve capital, most lending and financial institutions have dramatically restricted credit. This difficulty in accessing credit constrains our ability to refinance our indebtedness, originate loans and the ability of our borrowers to repay loans, among other things.

        The combination of the foregoing factors has constrained our liquidity and caused us to incur significant losses. These factors have also negatively impacted our ability to execute our operating strategies as originally planned. In light of the obstacles presented in the current market environment, our current focus is on allocating capital effectively, preserving our liquidity position, and seeking to reduce our expenses. As the disruptions to the markets persist, we will continue to manage our originations, reducing their overall volume and changing the composition among product types to emphasize products with better liquidity and lower funding costs, including GSEs, HUD and third party originations. We will also continue to focus on our recurring fee businesses, such as servicing and investments and funds management.

        We plan to continue to negotiate with our lenders to complete a restructuring of our senior credit facility and bridge loan agreement although there can be no assurance that we will complete a restructuring of these credit facilities. In addition, we are performing a review of all of our businesses, including exploring strategic alternatives for such businesses and implementing significant expense reduction initiatives. We have engaged financial advisors to assist with our efforts to manage expenses and evaluate our strategic alternatives.

Results of Operations

Consolidated

        The following table summarizes our consolidated results of operations for the periods indicated (in thousands). To facilitate a discussion of our results of operations, the information set forth below for the year ended December 31, 2006 represents a mathematical combination of our predecessor consolidated results for the period from January 1, 2006 to March 22, 2006 and our successor consolidated results for the period from March 23, 2006 to December 31, 2006. However, our consolidated financial statements for our predecessor and successor periods have been prepared using different bases of accounting, with the successor period reflecting the application of push down accounting. Accordingly, the information set forth below with respect to the years ended December 31, 2008 and 2007 is not directly comparable to the year ended December 31, 2006.

	Year ended December 31,
	2008	2007	2006
Net interest income	$198,567	$336,732	$323,754
Noninterest income	(690,599)	908,079	892,186

Total revenue	(492,032)	1,244,811	1,215,940
Provision for loan losses	179,665	32,666	74,616

Net revenue	(671,697)	1,212,145	1,141,324
Noninterest expense	783,252	889,374	991,120

(Loss) income before minority interest and income taxes	(1,454,949)	322,771	150,204
Minority interest income	110,480	124,331	65,572

(Loss) income before income taxes	(1,344,469)	447,102	215,776
Income taxes	8,300	166,778	59,185

Net (loss) income	$(1,352,769)	$280,324	$156,591

Year ended December 31, 2008 compared to year ended December 31, 2007

        We incurred a loss after income taxes of $1.4 billion for the year ended December 31, 2008 compared to income after income taxes of $280.3 million for the year ended December 31, 2007. The current year loss was primarily attributable to lower noninterest income due to net losses on loans, investments and real estate and lower fee and investment income, partially offset by a reduction in non-interest expense. Net losses on loans included in noninterest income totaled $1.0 billion (of which $390.7 million was realized), primarily resulting from downward changes in fair value on loans, compared to net losses on loans of $128.4 million (which is net of realized gains totaling $7.3 million)

for the year ended December 31, 2007. We also established a $389.7 million valuation allowance on our federal and foreign deferred tax assets as of December 31, 2008.

Year ended December 31, 2007 compared to year ended December 31, 2006

        We had income after taxes of $280.3 million for the year ended December 31, 2007 compared to $156.6 million for the year ended December 31, 2006. The $123.7 million increase was primarily driven by an increase in fee and investment income combined with a reduction in our provision for loan losses and noninterest expense. Fee and investment income increased $120.7 million reflecting increased structuring fees and investment syndication income, asset management fees, and trust fees. The reduction in our provision for loan losses was due to a specific non-recurring loan loss provision in 2006 related to a loan to a joint venture that invested in non-performing loans in Germany. The reduction in noninterest expense resulted from our expense management initiatives.

Net Interest Income

        Net interest income represents the difference between the amount of interest that we earn on our interest-earning assets and the amount of interest that we pay on our interest-bearing liabilities. Net interest income is driven by the principal amount of interest-earning assets and interest-earning liabilities that we hold on our consolidated balance sheet and the changes in the spread between the two. These drivers in turn depend on our origination volumes, the length of time that we hold interest-earning assets on our consolidated balance sheet, the yields that we earn on interest-earning assets and our funding costs, which in turn are affected by changes in prevailing interest rates, our credit ratings, demand for commercial real estate financing and general business, economic and market conditions.

        The following table summarizes our net interest income for the periods indicated (in thousands):

	Year ended December 31,
Net Interest Income	2008	2007	2006
Interest income	$959,585	$1,251,192	$1,155,444
Interest expense	761,018	914,460	831,690

Net interest income	$198,567	$336,732	$323,754

Year ended December 31, 2008 compared to year ended December 31, 2007

        Net interest income totaled $198.6 million for the year ended December 31, 2008 compared to $336.7 million for the year ended December 31, 2007. The $138.1 million decline was primarily due to a decrease in average loans and the size of our investment securities portfolios for the year ended December 31, 2008 compared to 2007, and an increase in impaired loans in 2008 for which interest income is not recognized. The decline in net interest income was partially offset by gains of $61.8 million on certain interest rate hedges, which are included in noninterest income.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our net interest income totaled $336.7 million for the year ended December 31, 2007 compared to $323.7 million for the year ended December 31, 2006. The $13.0 million increase was primarily driven by an increase in interest-earning assets.

Interest Income

        Interest income is primarily earned on the loans that we originate and hold for sale or investment, from the accretion of income on non-performing loans acquired at a discount to their face value and from the investment securities carried on our consolidated balance sheet. The investment securities carried on our consolidated balance sheet consist of: CMBS, ABS and CDOs; tax-exempt securities; certain Japanese securities ("TMK securities"); MBS issued by Ginnie Mae, Fannie Mae and Freddie Mac; U.S. Treasury and other securities. In certain situations, we have acquired investment securities for trading purposes. In connection with the sale of a majority of our affordable housing debt platform in February 2007, we sold a significant portion of the related tax-exempt securities that we owned. Unrelated to the sale of a majority of our affordable housing debt platform, we also sold $746.1 million of tax-exempt securities related to our former tender option bond program and repaid the outstanding related financing of $731.6 million in March and April 2007.

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

        The following table summarizes our sources of interest income for the periods indicated (in thousands):

	Year ended December 31,
Interest Income	2008	2007	2006
Loans(1)	$779,478	$952,228	$806,820
Investment securities	79,434	106,829	140,675
Acquired non-performing loans	23,954	59,002	69,483
Escrow balances	22,829	53,616	36,139
Assets collateralized in securitization trusts(2)	14,009	27,334	78,297
Other	39,881	52,183	24,030

Total	$959,585	$1,251,192	$1,155,444

Notes:

(1)
Excluding investments in acquired non-performing loans.

(2)
Represents assets related to certain securitizations that are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to our Company.

Interest Expense

        Interest expense consists primarily of amounts paid to third parties under our debt financing arrangements including our senior notes, interest that accrues on our deposit liabilities and interest that we are required to pay on a portion of the escrow balances that we maintain. Interest expense relating to our deposit liabilities has grown significantly in comparison to interest expense at the end of 2006 as a result of an increase in the amount of Brokered CDs issued by Capmark Bank US. The increase in the amount of Brokered CDs has also resulted in an increase in fees paid at issuance. Such fees are reported as a component of interest expense in our consolidated statement of operations. For Brokered CDs carried at fair value, such fees are expensed at issuance.

        We have both fixed and floating rate borrowings and fixed rate deposit liabilities on our consolidated balance sheet. Because our interest-earning assets are predominantly floating rate, we generally convert our fixed rate borrowings and deposit liabilities to floating rate borrowings and deposit liabilities through the use of derivative instruments and other risk mitigation strategies. However, because the net gains and losses associated with these derivative instruments generally are not classified as interest expense, we may experience greater variability in our reported amounts of interest expense and associated gains and losses on derivative instruments. Based on the currently low interest rate environment, we have elected not to convert certain of our fixed rate borrowings and deposit liabilities to floating rate borrowings and deposit liabilities through hedging arrangements.

        The following table summarizes our sources of interest expense for the periods indicated (in thousands):

	Year ended December 31,
Interest Expense	2008	2007	2006
Long-term borrowings	$389,528	$492,031	$426,259
Short-term borrowings	117,411	134,007	206,064
Deposit liabilities	248,913	265,784	136,365
Collateralized borrowings in securitization trusts(1)	14,287	34,607	71,298
Other(2)	(9,121)	(11,969)	(8,296)

Total	$761,018	$914,460	$831,690

Notes:

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

Noninterest Income

Net (losses) gains

        Noninterest income includes net realized and unrealized gains and losses on loans, trading derivatives, investment securities, real estate investments and equity investments. Effective January 1, 2008, we elected to carry our loans held for sale at fair value in accordance with SFAS No. 159. Prior to January 1, 2008, we carried our loans held for sale at the lower of cost or fair value in accordance with SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." If we write down the value of a loan that we hold for sale as a result of a decrease in the loan's fair value, we reduce noninterest income by an amount equal to the write-down in the carrying value of the loan. This change in fair value is reported as a component of net (losses) gains on loans in our consolidated statement of operations.

        Historically we generated net gains in connection with our sales of loans through securitization and syndication activities. In recent periods, market conditions have adversely affected our ability to securitize, syndicate or otherwise sell loans and other assets and as a result, we have incurred realized and unrealized losses on our loans, investments and real estate. We generally expect to continue to incur additional net losses during 2009 as market conditions for commercial real estate are expected to remain depressed and we expect our level of net gains and losses to continue to fluctuate from year to year.

        The following table presents information concerning our net (losses) gains for the periods indicated (in thousands):

	Year ended December 31,
Net (Losses) Gains	2008	2007	2006
Net (losses) gains on loans	$(1,029,772)	$(128,413)	$141,979
Net (losses) gains on investments and real estate(1)	(326,949)	65,104	(15,805)
Other gains (losses), net(2)	197,785	75,944	(8,874)

Total	$(1,158,936)	$12,635	$117,300

Notes:

(1)
Relates primarily to realized and unrealized gains and losses on investment securities, equity investments and real estate investments.

(2)
Includes the changes in fair value on Capmark Bank US's Brokered CDs, the related gains and losses on the derivative instruments used to mitigate the risk associated with the change in fair value of Capmark Bank US's Brokered CDs, gains and losses associated with the revaluation of foreign currencies, gains and losses on derivative instruments used to mitigate foreign exchange risk, the net interest settlement recognized periodically on substantially all of our hedging instruments, and other miscellaneous gains and losses.

Year ended December 31, 2008 compared to year ended December 31, 2007

        Net losses totaled $1.2 billion for the year ended December 31, 2008 compared to net gains of $12.6 million for the year ended December 31, 2007. Net losses on loans totaled $1.0 billion for the year ended December 31, 2008 primarily resulting from downward changes in fair value on our portfolio of loans held for sale and losses on significant interests in 39 European loans that were sold in April 2008 compared to net losses on loans of $128.4 million for the year ended December 31, 2007. Net losses on investments and real estate totaled $326.9 million for the year ended December 31, 2008, primarily due to $182.4 million of impairment charges on real estate investments in our Asian Operations business segment and $56.4 million of impairment charges on those investment securities classified as available for sale that were previously in an unrealized loss position as of December 31, 2008 where we determined that we may no longer have the ability to hold these investment securities for a period of time sufficient to allow for recovery in fair value, compared to net gains of $65.1 million for the year ended December 31, 2007. Net losses on loans, investments and real estate were partially offset by an increase in other gains (losses), net. Other gains (losses), net included gains of $38.7 million on the sale of interests in entities established to facilitate the defeasance of securitized loans, substantially within our North American Lending and Mortgage Banking business segment, gains of $61.5 million on the repurchase and retirement of $192.5 million of our outstanding floating rate senior notes and net gains of $55.0 million related to the net interest settlement recognized periodically on substantially all of our hedging instruments for the year ended December 31, 2008. In addition, the results for the year ended December 31, 2007 included a $65.3 million non-recurring gain on the sale of a majority of our affordable housing debt platform.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Net gains totaled $12.6 million for the year ended December 31, 2007 compared to net gains of $117.3 million for the year ended December 31, 2006. The $104.7 million reduction in net gains was primarily driven by a decline in gains on loans of $257.3 million primarily due to an increase in valuation adjustments on our loans held for sale caused by adverse market conditions. In addition, net gains on the resolution of acquired non-performing loans declined $13.1 million. The reductions in net gains were partially offset by an increase of $36.3 million of net gains on trading derivatives and investment securities, an increase of $44.6 million of net gains on real estate and equity investments and an increase of $84.8 million of other net gains. The increase in other net gains reflects a $65.3 million non-recurring gain on the sale of a majority of our affordable housing debt platform in February 2007 and a $7.1 million gain on the sale of our commercial real estate research division, Realpoint, in August 2007.

Fee and Investment Income

        We earn fee-based income from our three core business lines. Fee-based income is generally recurring and periodic in nature and driven by, among other things, the volume of our origination activities, the size of our servicing portfolio and the amount of real estate-related assets under our management. Fee-based income consists primarily of the following:

  •
  mortgage servicing fees that we earn when we act as the primary servicer of a loan or the master servicer for securitized loan pools;

  •
  placement fees that we earn when arranging financing for borrowers;

  •
  investment banking fees (such as advisory fees, remarketing fees and management and underwriting fees) that we earn through our lending, tax credit syndication and capital markets activities;

  •
  structuring fees and investment syndication income that we earn when structuring or sponsoring NMTC funds and LIHTC funds;

  •
  asset management fees consisting of investment management fees from our investments and funds management business;

  •
  fees that we earn as a special servicer for defaulted loans or as advisor with respect to the resolution of non-performing loans and fees for services performed for NMTC funds and LIHTC funds that we sponsor; and

  •
  trust fees that we earn on escrow balances for loans that we service in North America.

        Additionally, investment income includes our allocable share of the income or loss generated by our interests in joint ventures and partnerships that we account for under the equity method, which primarily consists of our (1) investments in affordable housing partnerships in the U.S., (2) investments in real estate equity investment funds in the U.S., (3) investments in real estate projects, joint ventures and real estate equity investment funds in Europe, and (4) investments in non-performing commercial loan and real estate joint ventures principally in Asia. Investment income also includes real estate investment income (generally net rental income) that is generated by investments in real property that we are required to consolidate under GAAP and includes properties located in Asia and certain properties owned by our lower-tier LIHTC partnerships.

        The following table summarizes our sources of fee and investment income for the periods indicated (in thousands):

	Year ended December 31,
Fee and Investment Income	2008	2007	2006
Mortgage servicing fees	$187,776	$206,414	$199,167
Placement fees	62,240	65,756	88,087
Investment banking fees(1)	27,656	62,504	60,270
Structuring fees and investment syndication income(1)	70,294	49,450	(37,937)
Asset management fees	75,730	103,266	60,366
Trust fees	132,217	193,866	166,399
Other fees	12,625	53,685	75,176
Equity in (loss) income of joint ventures and partnerships	(206,227)	56,018	67,842
Net real estate investment income(2)	73,832	81,820	68,126
Other income(2)	32,194	22,665	27,390

Total	$468,337	$895,444	$774,886

Notes:

(1)
Reported as a component of investment banking fees and syndication income in our consolidated statement of operations.

(2)
Reported as a component of net real estate investment and other income in our consolidated statement of operations.

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our fee and investment income totaled $468.3 million for the year ended December 31, 2008 compared to $895.5 million for the year ended December 31, 2007. The $427.2 million decrease was largely due to $206.2 million of equity in losses of investments in joint ventures and partnerships for the year ended December 31, 2008 caused by adverse market conditions that resulted in declines in the fair value of assets held in such ventures and partnerships compared to $56.0 million of equity in income of investments in joint ventures and partnerships for the year ended December 31, 2007. Fee and investment income also declined due to lower trust fees, lower investment banking fees, performance-based asset management fees earned in 2007 that were not achieved in 2008, and reduced other fees. Trust fees declined $61.7 million due to the lower interest rate environment. Investment banking fees declined $34.8 million due to a reduction in military housing placement volume. Asset management fees in total declined $27.6 million due to performance based fees earned in 2007 that were not achieved in 2008. Other fees declined $41.1 million due to lower transaction volume. These unfavorable variances were partly offset by a $20.8 million increase in structuring fees and investment syndication income due to a reduction in LIHTC loss reserves primarily due to the repeal of legislation in the third quarter of 2008 that previously required such reserves in connection with the affordable housing business.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our fee and investment income totaled $895.5 million for the year ended December 31, 2007 compared to $774.8 million for the year ended December 31, 2006. The increase of $120.7 million was due primarily to increases of $87.4 million in structuring fees and investment syndication income due to a reduction in losses relating to LIHTC yield guarantees, $42.9 million in asset management fees primarily due to performance-based fees earned in 2007, $27.5 million in trust fees primarily due to an increase in the amount of escrow balances held at Escrow Bank, $7.2 million in mortgage servicing fees primarily due to income earned on the resolution of a European CMBS investment and an increase in the European servicing portfolio and $13.7 million in net real estate investment income primarily from consolidated LIHTC partnerships. These favorable variances were partially offset by decreases of $22.3 million in placement fees primarily due to a reduction in loan origination volume attributed to market volatility in the second half of 2007, $21.5 million in other fees primarily due to the sale of EnableUs and $11.8 million in equity in income of joint ventures and partnerships primarily due to declines in fair value of assets held through such joint ventures and partnerships.

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

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our provision for loan losses totaled $179.7 million for the year ended December 31, 2008 compared to $32.7 million for the year ended December 31, 2007. The $147.0 million increase reflects an overall increase in our loans held for investment, an increase in impaired loans for which a specific allowance is recorded and the impact of declining asset quality on non-impaired loans due to challenging economic conditions. Declining asset quality resulted in an adverse risk-rating migration within the loan portfolio including an increase in impaired loans, delinquencies and defaults. Our loans held for investment include total impaired loans of $385.3 million and $101.2 million as of December 31, 2008 and 2007, respectively. Our allowance for loan losses on impaired loans totaled $50.1 million and $6.9 million as of December 31, 2008 and 2007, respectively.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our provision for loan losses totaled $32.7 million for the year ended December 31, 2007 compared to $74.5 million for the year ended December 31, 2006. The $41.8 million reduction was primarily driven by a $45.9 million specific loan loss provision in 2006 relating to a single loan made in 2005 to a joint venture that invested in non-performing residential loans in Germany. We also made an equity investment of $28.3 million in the joint venture. The joint venture also issued debt to a third-party bank which was senior to our interest as mezzanine lender and joint venture partner. Throughout 2005 and 2006, we wrote off our joint venture interests and recognized an allowance for loan losses for the entire loan amount of $45.9 million due to the deteriorating financial condition of the joint venture. In late 2006, the joint venture solicited offers for the bulk sale of its loan portfolio. In 2007, following analysis of the bids received for the loan portfolio, we determined that recoveries on the mezzanine loan were unlikely due to the amount of existing senior debt. The mezzanine loan was fully charged off in the fourth quarter of 2007.

Noninterest Expense

        Noninterest expense consists primarily of compensation and benefits; amortization charges for mortgage servicing rights; costs for office space and equipment; professional fees for legal, accounting and other service providers; and other various expenses. A significant component of our compensation consists of commissions and other incentive compensation that is directly correlated to our revenues. Since the completion of the Sponsor Transactions on March 23, 2006, we have implemented a number of initiatives to reduce our operating costs. These measures have included changing our employee compensation programs, consolidating our office facilities, reducing our staffing levels, reviewing and renegotiating certain vendor contracts and disposing of certain operations.

        Noninterest expense is also partly driven by changes in the level of the amortization expense that we record with respect to our mortgage servicing rights. Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the related servicing activities and are amortized over the estimated life of the related loan or securitization transaction. The amount of amortization charges recorded with respect to our mortgage servicing rights is primarily driven by changes in the volume of mortgage servicing rights that we originate or acquire. Our amortization expense generally has increased in recent periods due to the growth of our servicing portfolio. We carry mortgage servicing rights at the lower of amortized cost or estimated fair value. The fair value of mortgage servicing rights is sensitive to changes in prevailing interest rates (which impact the discount rates that we use when valuing the rights) and tends to decrease when interest rates decline and to increase when interest rates rise. As described under "—Basis of Presentation—Presentation of Our Consolidated Results," the application of push down accounting in connection with the Sponsor Transactions resulted in an increase in the carrying value of our mortgage servicing rights, which has led to a further increase in the amount of amortization expense that we have recorded since March 23, 2006.

        The following table summarizes our sources of noninterest expense for the periods indicated (in thousands):

	Year ended December 31,
Noninterest Expense	2008	2007	2006
Compensation and benefits	$303,867	$414,479	$495,911
Amortization of mortgage servicing rights	139,557	130,457	121,008
Occupancy and equipment	77,781	107,203	101,544
Professional fees	114,554	102,882	113,036
Other expenses(1)	147,493	134,353	159,621

Total	$783,252	$889,374	$991,120

Note:

(1)
Includes expenses related to amortization of intangible assets, data processing and telecommunications, travel and entertainment, employee-related expenses, property inspection fees, advertising, office supplies, insurance expense, loan processing fees, goodwill impairment and other miscellaneous expenses.

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our noninterest expense totaled $783.3 million for the year ended December 31, 2008 compared to $889.4 million for the year ended December 31, 2007. The decline of $106.1 million was primarily due to a $110.6 million decrease in compensation and benefits due to lower fixed and variable compensation costs related to a reduction in headcount and the decline in operating results, and a $29.4 million decrease in occupancy and equipment primarily related to certain minority—owned entities we consolidate under applicable accounting guidance. These favorable variances were partly offset by an increase in professional fees of $11.7 million largely due to an increase in consulting services and the deferral of direct loan origination costs in 2007 that are no longer deferred in connection with our adoption of SFAS No. 159 effective January 1, 2008 and an increase in goodwill impairment of $22.7 million. We recorded goodwill impairment of $23.1 million in the year ended December 31, 2008 primarily due to the impact of adverse market conditions on the implied fair value of our reporting units.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our noninterest expense totaled $889.4 million for the year ended December 31, 2007 compared to $991.1 million for the year ended December 31, 2006. The $101.7 million decrease primarily resulted from the decline in compensation and benefits and our expense management initiatives. Compensation and benefits declined $81.4 million largely due to a reduction in total headcount across our Company. Professional fees declined $10.1 million. Other expenses declined $25.4 million due largely to a reduction in data processing and telecommunications expense of $10.9 million and recognition of certain accounts receivable write-offs in 2006 that did not occur in 2007. These favorable variances were partially offset by a $9.5 million increase in our amortization of mortgage servicing rights due to a higher carrying value of mortgage servicing rights on our consolidated balance sheet and a $5.7 million increase in occupancy and equipment.

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

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our minority interest income totaled $110.5 million for the year ended December 31, 2008 compared to $124.4 million for the year ended December 31, 2007. The $13.9 million decrease was primarily due to the disposal of certain consolidated affordable housing partnerships partially offset by an increase in minority interest income in our North American Investments and Funds Management segment due to downward changes in fair value recognized in 2008 on certain commingled funds that we consolidate.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our minority interest income totaled $124.4 million for the year ended December 31, 2007 compared to $65.6 million for the year ended December 31, 2006. The $58.8 million increase was concentrated in our Asian Operations and North American Lending and Mortgage Banking segments. Within our Asian Operations segment, minority interest expense decreased $43.7 million due largely to the sale of certain Japanese real estate investments in 2006 that were held in a 50% owned consolidated joint venture resulting in minority interest expense equal to the joint venture partner's 50% share of the gain. Within our North American Lending and Mortgage Banking segment, minority interest income increased $32.5 million due to an increase in minority interest income associated with certain NMTC partnerships that are consolidated under applicable accounting guidance. These favorable variances were partly offset by $32.1 million reduction in minority interest income required by the application of push down accounting and reported as a component of "Corporate and other."

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

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our income tax expense totaled $8.3 million for the year ended December 31, 2008 compared to $166.8 million for year ended December 31, 2007 due to the change in pre-tax earnings and the recording of a valuation allowance. Although we recorded a pre-tax loss of $1.3 billion for the year ended December 31, 2008, the income tax expense was the result of establishing a $389.7 million valuation allowance as of December 31, 2008 on our federal and foreign deferred tax assets recognized primarily during 2008.

        Our income tax expense, deferred tax assets and liabilities, and reserve for uncertain tax positions reflect management's best assessments of estimated future taxes to be paid. Significant judgments and estimates are required in determining the tax balances. As of December 31, 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income to realize all of our deferred tax assets. We evaluated all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. These assumptions require significant judgments and are consistent with the plans and estimates we are using to manage our underlying business. Our conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result, we recorded a non-cash charge of $389.7 million in the consolidated statement of operations for the year ended December 31, 2008 related to the establishment of a valuation allowance on our federal and foreign deferred tax assets that are not more likely than not to be realized.

Year ended December 31, 2007 compared to year ended December 31, 2006

        We recorded an income tax expense of $166.8 million for the year ended December 31, 2007 compared to an income tax expense of $59.2 million for the year ended December 31, 2006 due to an increase in pre-tax earnings and a higher effective tax rate in 2007 compared to 2006.

Impact of LIHTC Operations

        Through our North American Affordable Housing segment, we have worked with multi-family real estate developers who have received an allocation of low-income housing tax credits from the FHA. We have provided assistance in syndicating a significant amount of these tax credits to third-party investors by sponsoring LIHTC funds. The purpose of these funds is to provide the capital necessary to construct or renovate a multi-family property. The developer receives the cash proceeds from the syndication (less our syndication fees) to support development of the project and the limited partner investors receive the tax credits associated with the project. In a LIHTC fund, investors acquire limited partner interests in an upper-tier investment partnership, which in turn invests as a limited partner in one or more lower-tier partnerships that own and operate multifamily properties. Investors in our LIHTC funds are most often corporations seeking to benefit from tax credits and tax losses that are generated by a lower-tier partnership's multifamily properties. We have historically acquired interests in new lower-tier partnerships in contemplation of transferring those interests to a new LIHTC fund following its capitalization. This "warehousing" of interests in lower-tier partnerships has given rise to financing costs.

        As a sponsor of LIHTC funds, we have received structuring fees and investment syndication income for organizing the fund, coordinating the fund's capital raising and arranging investments by the upper-tier partnership in one or more lower-tier partnerships, and we generally are paid asset management fees for the ongoing administration of a fund. We recognized a portion of these structuring fees and investment syndication income when our services were completed and collection was reasonably assured. We also earn asset management fees for services provided to the LIHTC funds during the tax compliance period of the lower-tier partnership. These fees are recognized as earned and included in asset management fees in the consolidated statement of operations.

        We have provided investment yield guarantees to investors in many of the LIHTC funds we sponsor. When we provided such a guarantee, a portion of the structuring fees and investment syndication income was deemed to be a fee in respect of the guarantee. We sometimes refer to that portion of the structuring fees and investment syndication income as "guarantee fees" in this document. These guarantee fees were deferred when received, and are amortized into income in each reporting period in proportion to the amounts of tax benefits and performance returns that are delivered to investors in satisfaction of the yield guarantees. This activity is reflected in real estate syndication proceeds and related liabilities in our consolidated balance sheet. If a guaranteed LIHTC fund is unable to generate the yield required under the guarantee agreement through delivery of tax credits or losses to the guaranteed investors, we are obligated to pay the shortfall to the investors, or otherwise to bear the costs to improve the performance of the fund and enable it to generate the guaranteed yield.

        In updating our estimates of exposure to loss under the guarantee agreements, we gather information quarterly relating to the performance of lower-tier partnerships and underlying real estate projects, including compliance with relevant regulations governing low-income housing tax credits. Estimates of future performance are then developed and/or updated, including estimating the likelihood and amount of payments that may be required under the guarantee agreements. If, based on these quarterly estimates, we determine that the amount of projected payments and costs that are probable and estimable exceed the balance of unamortized deferred guarantee fees recorded in real estate syndication proceeds and related liabilities in our consolidated balance sheet (after taking into account working capital reserves within the underlying LIHTC funds), we recognize an additional liability under the provisions of SFAS No. 5, "Accounting for Contingencies," or "SFAS No. 5." Any revisions to the liability estimates under SFAS No. 5 are reflected in real estate syndication proceeds and related liabilities in each quarter. The amount in real estate syndication proceeds and related liabilities is reduced for actual costs that we incur to deliver the guaranteed yield. For more information regarding our estimation of yield guarantee exposure, see "—Critical Accounting Estimates—Liability for Low-Income Tax Credit Guarantees." The roll-forwards of the real estate syndication proceeds and related liabilities for the years ended December 31, 2008 and 2007 and the periods from March 23, 2006 to December 31, 2006 and January 1, 2006 to March 22, 2006 are presented below.

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
	(in thousands)
Real estate syndication proceeds and related liabilities, beginning of period	$1,563,151	$1,984,206	$1,793,854	$1,239,376
Release of liability from delivery of tax credits to guarantee fund investors	(182,409)	(318,434)	(132,609)	(38,519)
Proceeds from additional guarantee fund investor installments	46,492	262,485	240,387	73,927
Amortization of deferred guarantee fees	(31,402)	(24,694)	(29,658)	(992)
Change in guarantee liability estimates	(51,362)	(17,027)	25,084	53,326
Fair value guarantee liability established through push down accounting	—	—	356,179	—
Change in installments due from guarantee fund investors	(46,492)	(164,877)	(253,981)	466,788
Payments made to real estate syndication funds under guarantee obligations	(39,235)	(158,508)	(15,050)	(52)

Real estate syndication proceeds and related liabilities, end of period	$1,258,743	$1,563,151	$1,984,206	$1,793,854

        The following table presents the components of real estate syndication proceeds and related liabilities as of the dates indicated below.

	As of December 31,
	2008	2007	2006
	(in thousands)
Investor contributions received(1)	$938,738	$1,075,216	$1,191,799
Guarantee liabilities	318,567	440,005	579,600
Guarantee fund investor contributions payable to lower-tier partnerships upon receipt	1,438	47,930	212,807

Total	$1,258,743	$1,563,151	$1,984,206

Note:

(1)
Represents obligation due to guarantee fund investors for contributions made, including guaranteed yields to be earned over the life of the investment. This obligation is reduced over the life of the guarantee fund partnerships as tax credits are delivered to the investors.

        Our maximum exposure to loss as of December 31, 2008 was $1.6 billion, representing the $0.9 billion financing liability included in the consolidated balance sheet (a component of real estate syndication proceeds and related liabilities) plus $0.7 million of guaranteed yield due to the unaffiliated investors on their initial investment. The maximum exposure to loss represents the amount payable to investors in the event of liquidation of the partnerships. Our exposure to loss increased as unaffiliated investors placed additional guaranteed commitments with us, and decreased as tax benefits were delivered to the investors.

        In terms of reflection in the accompanying consolidated statement of cash flows, amounts pertaining to the release of real estate syndication proceeds and related liabilities resulting from delivery of tax credits to guarantee fund investors are reflected as extinguishment of real estate syndication proceeds, a component of operating activities. Increases resulting from additional guarantee fund investor installments are included in real estate syndication proceeds received, a component of financing activities. Amortization of deferred guarantee fees and changes in guarantee liability estimates are reflected in other real estate syndication activities, a component of operating activities. The fair value guarantee liability recognized through push down accounting is included in the "impact of push down accounting on stockholders' equity" in "Non-cash Investing and Financing Activities" for the period from March 23, 2006 to December 31, 2006. The change in installment payments due from guarantee fund investors is included as a component of "Net change in accounts and other receivables" within operating activities.

        We recognize tax credits from our investments in low-income housing partnerships as a reduction to income tax expense in the consolidated statement of operations to the extent that they can be utilized.

        Our LIHTC operations have experienced difficulties that have negatively impacted the performance of our North American Affordable Housing segment and adversely affected our overall results.

        In particular:

  •
  Some of the multifamily properties that are owned by the lower-tier partnerships in our guaranteed LIHTC funds have not generated, or are expected to be unable to generate, sufficient cash flows to fund their operating expenses or debt service obligations. We have advanced, and expect in the future we will need to advance, funds to cover some or all of these shortfalls in order to avoid foreclosure on these properties and a loss of tax benefits to fund investors.

  •
  Some of the multifamily properties that are owned by the lower-tier partnerships in our guaranteed LIHTC funds experienced substantial construction delays or experienced substantial construction cost overruns. In addition, some of these properties have not achieved the level of stabilized operations originally anticipated. Due to construction delays, construction cost overruns and operating problems, some of these properties have been unable, or are expected to be unable, to obtain sufficient permanent financing to repay their construction related debt. To avoid foreclosure on these properties and a loss of tax benefits to investors, we have advanced, and expect in the future we will need to advance, funds to cover some or all of these shortfalls in order to mitigate larger payments under the various guarantees to the investors in our guaranteed LIHTC funds.

  •
  We have been required to provide additional collateral to third party credit enhancers or investors to secure our obligations under some of our yield guarantees, which has increased the funding costs for our LIHTC operations. We may incur similar costs in the future.

  •
  We have removed the general partners of a number of lower-tier partnerships in our guaranteed and non-guaranteed LIHTC funds due to operational or performance issues. Following these removals, we have had to devote resources to managing the affected partnerships or finding suitable replacement general partners to conduct those activities.

  •
  We have incurred expenses associated with managing our LIHTC funds and inventories of lower-tier partnerships in connection with the difficulties described above, including additional accounting, consulting, legal, and other professional fees, which have exceeded the amount of asset management fees that we have collected in recent periods and may continue to exceed the amount of asset management fees collected in future periods.

        In connection with the application of push down accounting to our consolidated financial statements, we increased the carrying value of the liability associated with our guaranteed LIHTC funds (which is recorded on our consolidated balance sheet as real estate syndication proceeds and related liabilities) to its fair value as of the closing of the Sponsor Transactions, which resulted in a $401.7 million increase in the aggregate carrying value of this liability to $664.5 million as of March 23, 2006. To the extent this liability exceeds the expected losses associated with our LIHTC guarantees, we amortize that excess using a systematic method, which approximates straight-line amortization over the period of delivery of the tax benefits to investors, except that amortization of the liability for a particular fund may be accelerated when certain events occur and result in partial settlement of the guarantee, such as the sale of a lower-tier partnership and related settlement with the guaranteed investors. As of March 23, 2006, we estimated that $410.8 million of the guarantee liability as of that date would be amortized into future income and $207.5 million would be utilized to cover estimated guarantee costs. As of December 31, 2008, we estimated that, of our total LIHTC related guarantee liability of $318.6 million at that date, $188.8 million would be amortized to future income and $129.8 million would be utilized to cover expected costs relating to performance under the yield guarantees. We reevaluate these estimates on a quarterly basis and it is likely that our estimates will continue to change based on changes in the future performance of our LIHTC business. The amortization of this liability resulted in $34.4 million, $31.4 million and $29.0 million of income for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include amortization of asset management fees relating to the management of the LIHTC funds over the expected terms of the yield guarantees. However, the amortization of these liabilities does not provide us with a source of cash for funding any advances or payments that we may be required to make in connection with our LIHTC operations. Future developments affecting our LIHTC business or other factors may cause us to revise our expectations for our LIHTC operations, which could result in additional charges.

        We have made significant changes to our business plan for our LIHTC operations in response to the developments described above. These changes are designed to reduce adverse impacts that our LIHTC operations may have on our future results of operations while enabling us to continue to fulfill our obligations to the LIHTC funds for which we serve as the general partner. Our primary focus with respect to our LIHTC operations is now on managing our existing funds. We do not expect to sponsor additional LIHTC funds in the future and we may consider opportunities to reduce our liabilities relating to existing guaranteed LIHTC funds by transferring guarantee liabilities in respect of our general partner interests in the funds that we have sponsored. We expect to continue to face challenges in our LIHTC business but believe that the changes in our business plan for our LIHTC operations have reduced the uncertainties in those operations.

Consolidation of LIHTC Partnerships

        When we sponsor a guaranteed LIHTC fund, we account for the syndication as a financing rather than as a sale under the requirements of SFAS No. 66. The requirement to reflect the transaction as a financing is triggered by our continuing involvement in the fund in the form of the yield guarantee. When accounting for the syndication as a financing, we retain the assets (generally cash, cash equivalents and equity investments) of the upper-tier partnership on our consolidated balance sheet, and we reflect the syndication proceeds from third-party investors as liabilities on our consolidated balance sheet.

        In certain cases, we are required to consolidate lower-tier partnerships and upper-tier partnerships for which we have not guaranteed yields under the requirements of FIN 46(R). This requirement is triggered when we are deemed to be the "primary beneficiary," as defined in FIN 46(R), in a partnership. When we consolidate a partnership under FIN 46(R), we recognize its assets (primarily cash and equity investments for upper-tier partnerships and real estate investments for lower-tier partnerships) and its liabilities (primarily long-term borrowings for lower-tier partnerships) on our consolidated balance sheet, and we reflect the equity interests of third-party investors in the partnership as a minority interest in our consolidated balance sheet. Consolidation of a LIHTC fund under FIN 46(R) generally results in the same amount of net income reported in our consolidated statement of operations as would be reported under the equity method of accounting. However, certain line items within the consolidated statement of operations include gross amounts of income and expense recorded at the fund level, the net of which is offset by minority interest expense or income to the extent the economic interests of the partnerships are passed through to third-party investors. These line items would be netted against one another under the equity method of accounting.

        The following tables present the amounts that were included in our consolidated financial statements as a result of the application of the accounting principles described above as of the dates and for the periods indicated. These accounting principles result in a gross-up of our assets and liabilities as well as a gross-up of our revenues, expenses and minority interest income as presented below.

	As of December 31,
	2008	2007	2006
	(in thousands)
LIHTC Balance Sheet Impact:
Total assets	$1,144,794	$1,508,608	$1,964,736
Total borrowings	180,413	335,879	323,820
Real estate syndication proceeds and related liabilities	940,176	1,123,146	1,537,224
Other liabilities	24,205	24,616	(75,926)
Minority interest	—	24,967	179,618
Stockholders' equity	—	—	—

	Year ended December 31,
	2008	2007	2006
	(in thousands)
LIHTC Income Statement Impact:
Net interest income	$(32,421)	$(35,062)	$(30,509)
Noninterest income	50,727	35,197	13,983
Noninterest expense	43,933	72,640	55,119
Minority interest income	25,627	72,505	71,645

Income before income taxes	$—	$—	$—

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

        The loss before income taxes in our "Corporate and other" category totaled $119.4 million for the year ended December 31, 2008 compared to $209.1 million for the year ended December 31, 2007. These amounts include unallocated personnel-related expenses for corporate departments such as accounting, tax, treasury, risk management, legal, information technology, human resources, facilities and internal audit. In addition, as described above, these amounts include the impact of push down accounting. The $89.7 million decrease was due to a decrease in the loss before income taxes of

$34.5 million associated with push down accounting combined with a decrease in the loss before income taxes of $55.2 million associated with corporate functions and immaterial businesses.

        The loss before income taxes totaled $209.1 million for the year ended December 31, 2007 compared to $234.5 million for the year ended December 31, 2006. The $25.4 million decrease was due to a decrease in the loss before income taxes of $33.1 million associated with corporate functions and immaterial businesses offset by an increase in the loss before income taxes of $7.7 million associated with push down accounting.

Segments

North American Lending and Mortgage Banking Segment

        The following table summarizes the results of operations of our North American Lending and Mortgage Banking segment for the periods indicated (in thousands):

	Year ended December 31,
	2008	2007	2006
Net interest income	$320,595	$287,500	$231,647
Noninterest income	(413,205)	155,382	403,387

Total revenue	(92,610)	442,882	635,034
Provision for loan losses	101,783	18,757	8,588

Net revenue	(194,393)	424,125	626,446
Noninterest expense	215,193	298,671	295,819

(Loss) income before minority interest and income taxes	(409,586)	125,454	330,627
Minority interest income	36,026	44,951	12,534

(Loss) income before income taxes	$(373,560)	$170,405	$343,161

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our North American Lending and Mortgage Banking segment reported a loss before income taxes of $373.6 million for the year ended December 31, 2008 compared to income before income taxes of $170.4 million for the year ended December 31, 2007. The $544.0 million decrease was driven primarily by adverse market conditions resulting in downward changes in fair value on our portfolio of loans held for sale, increased loan loss reserves and a decrease in fee income. These negative trends were partially offset by lower noninterest expense and higher net interest income.

        Net interest income totaled $320.6 million for the year ended December 31, 2008 compared to $287.5 million for the year ended December 31, 2007. The $33.1 million increase was primarily the result of a $27.2 million increase in accretion income on loans transferred to held for investment in the second half of 2007 that were previously classified as held for sale. Additionally, an increase in portfolio yields, partially attributed to the impact of loans structured with interest rate floors that were above contractual benchmark rates, substantially offset an increase in funding costs attributed to market illiquidity.

        Noninterest income was a negative $413.2 million for the year ended December 31, 2008 compared to a positive $155.4 million for the year ended December 31, 2007. The $568.6 million decline was driven by an increase in net losses and a decrease in placement fees and investment banking fees. Net losses totaled $561.0 million for the year ended December 31, 2008 compared to net losses of $134.8 million for the year ended December 31, 2007. The $426.2 million increase in net losses was primarily attributable to a $414.6 million increase in downward changes in fair value on loans held for sale due to adverse market conditions. Gains recognized from the sale of loans decreased $69.6 million due to the absence of securitization transactions during the year ended December 31, 2008. All other gains increased $58.0 million primarily as a result of a gain of $36.9 million on the sale of interests in entities established to facilitate the defeasance of securitized loans in 2008. Placement fees declined $94.2 million due to a decrease in loan origination volume to $9.8 billion in 2008 from $23.5 billion in 2007. Investment banking fees declined $33.0 million due primarily to a reduction in military housing placement volume to $578.3 million in 2008 from $2.1 billion in 2007. All other noninterest income decreased $15.1 million primarily due to lower exit fees (a component of other fees in our consolidated statement of operations) earned on loan payoffs where Capmark does not place the new debt, and lower equity in income of joint ventures and partnerships.

        The provision for loan losses totaled $101.8 million for the year ended December 31, 2008 compared to $18.8 million for the year ended December 31, 2007. The $83.0 million increase in provision for loan losses was primarily due to the impact of adverse risk-rating migration due to challenging economic conditions within the loan portfolio, an overall increase in our loans held for investment and an increase in impaired loans for which a specific allowance is recorded.

        Noninterest expense totaled $215.2 million for the year ended December 31, 2008 compared to $298.7 million for the year ended December 31, 2007. The $83.5 million decrease was primarily driven by a $91.6 million decline in compensation and benefits due to a reduction in incentive compensation related to a decline in loan origination volume and operating results partially offset by a $26.5 million impairment of goodwill. We recorded goodwill impairment due to the impact of adverse market conditions on the implied fair value of the reporting unit. All other noninterest expense decreased $18.4 million primarily due to a reduction in loan origination activities.

        Minority interest income totaled $36.0 million for the year ended December 31, 2008 compared to $45.0 million for the year ended December 31, 2007. The $9.0 million decrease was due to a decrease in minority interest income associated with certain new markets tax credit ("NMTC") partnerships that are consolidated under applicable accounting guidance. The majority of the decrease was due to a reduction in the provision for loan losses and valuation losses that are allocated to the minority interest holders of such NMTC partnerships. The decrease in provision for loan losses and valuation losses resulted in a decrease in minority interest income equal to the third-party investors' allocation of such provision.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our North American Lending and Mortgage Banking segment reported income before income taxes of $170.4 million for the year ended December 31, 2007 compared to $343.2 million for the year ended December 31, 2006. The $172.8 million decrease was driven largely by higher valuation adjustments on loans held for sale, a component of noninterest income, and a higher provision for loan losses, partially offset by higher net interest income and minority interest income.

        Net interest income totaled $287.5 million for the year ended December 31, 2007 compared to $231.6 million for the year ended December 31, 2006. The $55.9 million increase was primarily the result of an increase in interest-earning assets. Total assets as of December 31, 2007 were $12.2 billion compared to $9.2 billion as of December 31, 2006.

        Noninterest income totaled $155.4 million for the year ended December 31, 2007 compared to $403.4 million for the year ended December 31, 2006. The $248.0 million decrease was driven by lower net gains and placement fees partially offset by higher investment banking fees. Net gains decreased $252.6 million for the year ended December 31, 2007 compared to the same period in 2006. Realized gains recognized from the sale of mortgage loans decreased $60.0 million due primarily to a reduction in fixed-rate securitization profitability and volume driven by widening CMBS bond spreads. Additionally, unrealized losses increased $186.0 million for the year ended December 31, 2007 compared to the same period in 2006, relating to an increase in valuation charges on loans held for sale. All other net gains declined $6.7 million as lower net gains on hedging activities were partially offset by higher net gains attributed to the capitalization of originated mortgage servicing rights. Placement fees decreased $13.2 million due to a decrease in loan origination volume attributed to market volatility in the second half of 2007. Investment banking fees increased $18.0 million primarily due to a $1.3 billion increase in military housing bond placements.

        The provision for loan losses totaled $18.8 million for the year ended December 31, 2007 compared to $8.6 million for the year ended December 31, 2006. The $10.2 million increase was attributed to an increase in mortgage loans held for investment resulting from the transfer of approximately $4.5 billion of mortgage loans from "held for sale" to "held for investment" in the second half of 2007 because of our intent and ability to hold such loans until maturity.

        Noninterest expense totaled $298.7 million for the year ended December 31, 2007 compared to $295.8 million for the year ended December 31, 2006. The $2.9 million increase was driven primarily by a $29.3 million increase in the recognition of deferred costs associated with loan originations that was partially offset by a $23.7 million reduction in compensation and benefits expense attributable to a reduction in total headcount.

        Minority interest income totaled $45.0 million for the year ended December 31, 2007 compared to $12.6 million for the year ended December 31, 2006. The $32.4 million increase was attributed to an increase in the minority interest income associated with certain NMTC partnerships that are consolidated under applicable accounting guidance. The majority of the increase is attributed to valuation adjustments, recognized as a component of net gains (losses), and provision for loan losses in our consolidated statement of operations that are allocated to the minority interest holders of such NMTC partnerships. The increase in valuation adjustments and provision for loan losses resulted in an increase to minority interest income equal to the third-party investors' allocation of such valuation adjustments and provisions.

North American Investments and Funds Management Segment

        The following table summarizes the results of operations of our North American Investments and Funds Management segment for the periods indicated (in thousands):

	Year ended December 31,
	2008	2007	2006
Net interest income	$2,651	$8,333	$14,179
Noninterest income	(196,420)	209,905	236,414

Total revenue	(193,769)	218,238	250,593
Provision for loan losses	—	278	(788)

Net revenue	(193,769)	217,960	251,381
Noninterest expense	35,433	75,896	102,664

(Loss) income before minority interest and income taxes	(229,202)	142,064	148,717
Minority interest income (expense)	42,965	7,488	(5,075)

(Loss) income before income taxes	$(186,237)	$149,552	$143,642

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our North American Investments and Funds Management segment incurred a loss before income taxes of $186.2 million for the year ended December 31, 2008 compared to income before income taxes of $149.5 million for the year ended December 31, 2007. The $335.7 million decrease was primarily driven by a reduction in income from equity investments in joint ventures and partnerships due to downward changes in the fair value of investment funds in which we co-invest with third-party investors, and losses from downward changes in the fair value of investment securities and loans.

        Net interest income totaled $2.7 million for the year ended December 31, 2008 compared to $8.3 million for the year ended December 31, 2007. The $5.6 million decrease was primarily due to a decline in average interest-earning assets, as well as a decline in interest rates, for the year ended December 31, 2008 compared to the year ended December 31, 2007.

        Noninterest income was a negative $196.4 million for the year ended December 31, 2008 compared to a positive $209.9 million for the year ended December 31, 2007. The $406.3 million decrease was primarily the result of losses on equity investments in joint ventures and partnerships, losses from downward changes in fair value of investment securities and loans, and lower placement fees and asset management fees. Our income from equity investments in joint ventures and partnerships includes the results of certain commingled funds that we consolidate. Income from equity investments in joint ventures and partnerships, excluding asset sales, decreased $233.9 million primarily due to declines in the fair value of assets held through such joint ventures and partnerships. Gains from asset sales executed through joint ventures and partnerships decreased $26.5 million from the prior year due to a reduction in sales activity. Net losses incurred from downward changes in fair value of loans increased $33.9 million due to continuing adverse market conditions. The current year losses were partially offset by a $5.0 million non-recurring gain from the principal repayment of a loan previously charged off. Net losses incurred from downward changes in fair value of investment securities amounted to $26.7 million for the year ended December 31, 2008, due to adverse market conditions, compared to net gains of $20.6 million for the year ended December 31, 2007 primarily due to realized gains on the sale of certain CMBS investments in 2007. The year ended December 31, 2007 also included non-recurring gains of $14.2 million resulting from the sale of our former commercial real estate research division, Realpoint, and the remaining property held in another division. These divisions also produced operating income of $7.7 million in 2007. Additionally, placement fees declined $25.6 million due to fewer real estate equity transactions upon which we earn such fees. Asset management fees declined $14.6 million due to fees earned in 2007 related to achieving certain performance criteria, the liquidation of an investment fund and the final close of an investment fund.

        Noninterest expense totaled $35.4 million for the year ended December 31, 2008 compared to $75.9 million for the year ended December 31, 2007. The $40.5 million decrease was primarily due to a reduction in incentive compensation expense of $38.6 million related to the decline in operating results.

        Minority interest income was $43.0 million for the year ended December 31, 2008 compared to $7.5 million for the year ended December 31, 2007. The $35.5 million increase was primarily due to downward changes in fair value recognized in 2008 on certain commingled funds that we consolidate. The downward changes in fair value resulted in an increase in minority interest income equal to the third-party investors' share of such losses.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our North American Investments and Funds Management segment reported income before income taxes of $149.5 million for the year ended December 31, 2007 compared to $143.6 million for the year ended December 31, 2006. The $5.9 million increase resulted primarily from a reduction in noninterest expense and an increase in minority interest income partially offset by a reduction in net interest income and noninterest income.

        Net interest income totaled $8.3 million for the year ended December 31, 2007 compared to $14.2 million for year ended December 31, 2006. The $5.9 million decrease was due to a reduction in average interest-earning assets for the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Noninterest income totaled $209.9 million for the year ended December 31, 2007 compared to $236.4 million for the year ended December 31, 2006. The $26.5 million decrease was primarily the result of lower equity in income of joint ventures and partnerships of $66.0 million due to valuation adjustments recognized in a commingled fund that we consolidate and significant gains generated in 2006 from the refinancing of a CDO. This decrease was partially offset by higher placement fee income of $12.9 million due to increased equity placements and an increase in net gains of $26.1 million due to lower valuation adjustments on investment securities year-over-year as well as gains from the sale of Realpoint and a real estate investment property.

        Noninterest expense totaled $75.9 million for the year ended December 31, 2007 compared to $102.7 million for the year ended December 31, 2006. The $26.8 million decrease was driven by a reduction in professional fees of $23.6 million due to expenses incurred in 2006 to launch a new structured debt fund and a decrease in incentive compensation expense of $3.7 million.

        Minority interest income was $7.5 million for the year ended December 31, 2007 compared to minority interest expense of $5.1 million for the year ended December 31, 2006. The $12.6 million variance was primarily due to valuation adjustments recognized in a commingled fund that we consolidate. The valuation adjustments that we recognized resulted in minority interest income equal to the third-party investors' share of such losses.

North American Servicing Segment

        The following table summarizes the results of operations of our North American Servicing segment for the periods indicated (in thousands):

	Year ended December 31,
	2008	2007	2006
Net interest income	$(18,355)	$(6,634)	$(7,935)
Noninterest income	306,290	403,756	406,653

Total revenue	287,935	397,122	398,718
Provision for loan losses	—	(87)	1,038

Net revenue	287,935	397,209	397,680
Noninterest expense	188,610	205,176	243,156

Income before minority interest and income taxes	99,325	192,033	154,524
Minority interest income	—	—	—

Income before income taxes	$99,325	$192,033	$154,524

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our North American Servicing segment had income before income taxes of $99.3 million for the year ended December 31, 2008 compared to $192.1 million for the year ended December 31, 2007. The $92.8 million decrease was primarily driven by lower noninterest income, partially offset by lower noninterest expense.

        Net interest income totaled a negative $18.4 million for the year ended December 31, 2008 compared to a negative $6.6 million for the year ended December 31, 2007. The $11.8 million decrease was primarily driven by a lower interest rate environment which resulted in a reduction of $30.8 million in interest income earned on escrow balances maintained at third party banks. This was partially offset by $12.2 million of lower interest expense on balance sheet assets and $6.5 million of lower interest expense paid to borrowers.

        Noninterest income totaled $306.3 million for the year ended December 31, 2008 compared to $403.8 million for the year ended December 31, 2007. The $97.5 million decrease was driven by lower trust fees, mortgage servicing fees, other fees, and net gains. Trust fees are interest rate sensitive and decreased $64.9 million due to the lower interest rate environment. Mortgage servicing fees decreased $17.3 million primarily as a result of lower assumption fees and a shift toward assets which generated lower fees. Assumption fees are a component of mortgage servicing fees in our consolidated statement of operations, and we earn an assumption fee when an existing borrower's mortgage is assumed by a new borrower. Assumption transactions and related fees have declined due to declining real estate transaction volumes resulting from the real estate market downturn, including lack of transactions due to market inactivity. Other fees declined $13.6 million and net gains declined $1.3 million primarily as a result of lower defeasance fees and the absence of revenues and gain on sale from our former technology subsidiary, EnableUS, Inc., which was sold during the year ended December 31, 2007. Defeasance fees are a component of other fees in our consolidated statement of operations, and we earn a defeasance fee when a borrower pays off its mortgage through substitution of other collateral. Defeasance transactions also declined due to adverse market conditions in the year ended December 31, 2008.

        Noninterest expense totaled $188.6 million for the year December 31, 2008 compared to $205.2 million for the year ended December 31, 2007. The $16.6 million decrease was primarily driven by lower incentive compensation related primarily to the decline in operating results.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our North American Servicing segment reported income before income taxes totaling $192.1 million for the year ended December 31, 2007 compared to $154.5 million for the year ended December 31, 2006. The $37.6 million increase was primarily driven by lower noninterest expense offset, in part, by a reduction in noninterest income.

        The segment recorded negative net interest income of $6.6 million for the year ended December 31, 2007 compared to negative net interest income of $7.9 million for the year ended December 31, 2006. The $1.3 million improvement in net interest income was due to several offsetting factors. Net interest income increased due to a $17.8 million increase in earnings on escrow balances at third party banks, and a $1.2 million increase in interest earned by Escrow Bank on higher cash balances. These favorable variances were partially offset by a $4.7 million increase in interest expense paid to borrowers on their escrow balances, a $2.6 million increase in the segment's interest expense allocation based on higher asset balances, a $3.6 million counterparty interest expense payment in connection with hedging escrow balances, a $2.2 million reduction in payoff interest, and a $4.1 million decrease in interest income on servicing advances.

        Noninterest income totaled $403.8 million for the year ended December 31, 2007 compared to $406.6 million for the year ended December 31, 2006. Noninterest income in our North American Servicing segment is primarily fee-based. The $2.8 million decrease was driven by lower mortgage servicing fees, asset management fees, and the absence of revenues from our former technology subsidiary, EnableUS, Inc., sold in April 2007. The segment experienced a $6.4 million decline in mortgage servicing fees primarily due to reduced assumption activity, a $2.8 million decline in special servicing asset management fees, and a reduction in all other noninterest income of $15.1 million primarily due to the sale of EnableUS, Inc. These unfavorable variances were partially offset by higher net gains and trust fees. In connection with the sale of EnableUS, Inc., we recognized a $6.2 million gain (excluding the impact of push down accounting reflected in "Corporate and other"). Trust fees increased $15.3 million as a result of increased fees earned from escrow services provided and an increase in the amount of escrow balances held at Escrow Bank.

        Noninterest expense totaled $205.2 million for the year ended December 31, 2007 compared to $243.2 million for the year ended December 31, 2006. The $38.0 million decrease was driven by reductions in compensation and benefits, and all other noninterest expenses. Compensation and benefits expense decreased $19.8 million largely due to headcount reductions. All other noninterest expenses decreased $18.2 million reflecting general reductions in occupancy and equipment, professional fees, data processing and telecommunications, travel and entertainment, and other expenses. The absence of expenses generated by EnableUS, Inc. subsequent to the aforementioned sale and a legal settlement in the prior year contributed to the general expense reductions.

Asian Operations Segment

        The following table summarizes the results of operations of our Asian Operations segment for the periods indicated (in thousands):

	Year ended December 31,
	2008	2007	2006
Net interest income	$13,380	$55,073	$79,502
Noninterest income	(144,787)	156,576	168,917

Total revenue	(131,407)	211,649	248,419
Provision for loan losses	76,322	11,934	15,635

Net revenue	(207,729)	199,715	232,784
Noninterest expense	84,520	90,892	82,361

(Loss) income before minority interest and income taxes	(292,249)	108,823	150,423
Minority interest income (expense)	2,709	(2,476)	(46,164)

(Loss) income before income taxes	$(289,540)	$106,347	$104,259

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our Asian Operations segment incurred a loss before income taxes of $289.5 million for the year ended December 31, 2008 compared to income before income taxes of $106.4 million for the year ended December 31, 2007. The $395.9 million decrease was driven primarily by reductions in noninterest income and net interest income and an increase in provision for loan losses.

        Net interest income totaled $13.4 million for the year ended December 31, 2008 compared to $55.1 million for the year ended December 31, 2007. The $41.7 million decrease was attributable to a reduction in the size of our portfolio of acquired non-performing loans, which resulted in real estate investments that are not interest-earning assets comprising a larger percentage of our balance sheet.

        Noninterest income was a negative $144.8 million for the year ended December 31, 2008 compared to a positive $156.6 million for the year ended December 31, 2007. The $301.4 million decrease was driven primarily by net losses. Net losses totaled $211.7 million for the year ended December 31, 2008 compared to net gains of $74.4 million for the year ended December 31, 2007. The unfavorable variance of $286.1 million was due to real estate impairment charges of $182.4 million and downward changes in fair value of loans held for sale totaling $51.1 million, $10.9 million of impairment charges on those investment securities classified as available for sale that were previously in an unrealized loss position as of December 31, 2008 where we determined that we may no longer have the ability to hold these investment securities for a period of time sufficient to allow for recovery in fair value, and higher opportunistic sales of certain real estate investments in 2007.

        The provision for loan losses totaled $76.3 million for the year ended December 31, 2008 compared to $11.9 million for the year ended December 31, 2007. The $64.4 million increase was primarily due to losses on our portfolio of acquired non-performing loans.

        Noninterest expense totaled $84.5 million for the year ended December 31, 2008 compared to $90.9 million for the year ended December 31, 2007. The $6.4 million decrease was mainly attributable to a reduction in compensation and benefits of $6.0 million due to staff reductions and a decline in operating results.

        Minority interest income was $2.7 million for the year ended December 31, 2008 compared to minority interest expense of $2.5 million for the year ended December 31, 2007 due to the impairment of certain Japanese real estate investments in 2008 that were held in a consolidated joint venture resulting in minority interest income equal to the joint venture partner's share of the losses.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Our Asian Operations segment reported income before income taxes of $106.4 million for the year ended December 31, 2007 compared to $104.3 million for the year ended December 31, 2006. The $2.1 million increase was primarily driven by a reduction in minority interest expense.

        Net interest income totaled $55.1 million for the year ended December 31, 2007 compared to $79.5 million for the year ended December 31, 2006. The $24.4 million decrease was attributable to a reduction in the balance of acquired non-performing loans and an increase in real estate investments that are not interest-earning assets. The decrease in the balance of acquired non-performing loans was driven by resolutions or sales of such loans and fewer acquisitions, with certain proceeds reinvested in noninterest-earning real estate investments.

        Noninterest income totaled $156.6 million for the year ended December 31, 2007 compared to $168.9 million for the year ended December 31, 2006. The $12.3 million decrease was driven primarily by lower net gains partially offset by higher net real estate investment income and fee income. Net gains decreased $55.0 million due to the opportunistic sales of certain Japanese real estate investments during the year ended December 31, 2006. Certain of these investments were held in a joint venture and approximately 50% of the gain recorded in connection with these sales was offset by a corresponding increase in minority interest expense. Fee income increased $34.9 million due mainly to a promote fee of $15.1 million from a joint venture partner in a Japanese real estate investment, acquisition fees of $1.0 million from a real estate joint venture established in 2007, an increase of $5.4 million in loan origination fees and loan exit fees due to higher rates, and income of $8.3 million from a consolidated real estate investment.

        Noninterest expense totaled $90.9 million for the year ended December 31, 2007 compared to $82.4 million for the year ended December 31, 2006. The $8.5 million increase was mainly attributable to expenses of $8.2 million from a consolidated real estate investment. In addition, lower data processing and telecommunications expenses and lower compensation and benefits were partially offset by higher property inspection fees and loan processing fees. Data processing and telecommunications expenses decreased $2.6 million due to lower maintenance and repairs. Compensation and benefits expense decreased $2.9 million primarily due to lower incentive compensation. Property inspection fees increased $3.3 million due to the volume of real estate acquisitions. Loan processing fees increased by $1.7 million due to brokerage fees on real estate and non-performing loan dispositions.

        Provision for loan losses totaled $11.9 million for the year ended December 31, 2007 compared to $15.6 million for the year ended December 31, 2006. The $3.7 million decrease was due to fewer impairment losses recognized on acquired non-performing loans.

        Minority interest expense totaled $2.5 million for the year ended December 31, 2007 compared to $46.1 million for the year ended December 31, 2006. The $43.6 million decrease was due largely to the sale of certain Japanese real estate investments in 2006 that were held in a 50% owned consolidated joint venture resulting in minority interest expense equal to the joint venture partner's 50% share of the gain.

European Operations Segment

        The following table summarizes the results of operations of our European Operations segment for the periods indicated (in thousands):

	Year ended December 31,
	2008	2007	2006
Net interest income	$20,528	$36,908	$27,584
Noninterest income	(391,646)	52,006	64,643

Total revenue	(371,118)	88,914	92,227
Provision for loan losses	2,702	(362)	46,588

Net revenue	(373,820)	89,276	45,639
Noninterest expense	34,695	53,787	67,485

(Loss) income before minority interest and income taxes	(408,515)	35,489	(21,846)
Minority interest expense	—	—	(1,338)

(Loss) income before income taxes	$(408,515)	$35,489	$(23,184)

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our European Operations segment incurred a loss before income taxes of $408.5 million for the year ended December 31, 2008 compared to income before income taxes of $35.5 million for the year ended December 31, 2007. The $444.0 million decrease was primarily due to net realized and unrealized losses primarily resulting from significant downward changes in fair value recognized on our portfolio of loans held for sale in Europe.

        Net interest income totaled $20.5 million for the year ended December 31, 2008 compared to $36.9 million for the year ended December 31, 2007. The $16.4 million decrease was primarily driven by a decrease in average interest-earning assets in Europe after we completed the sale of significant interests in 39 loans to a third-party institutional buyer in April 2008.

        Noninterest income was a negative $391.6 million for the year ended December 31, 2008 compared to a positive $52.0 million for the year ended December 31, 2007. The $443.6 million decrease was primarily due to an increase in net losses, losses on equity in income of joint ventures and partnerships, and a decrease in fee income. Net losses totaled $407.5 million for the year ended December 31, 2008 compared to net losses of $46.8 million in 2007. The current year losses were primarily due to losses on significant interests in 39 loans that were sold in April 2008 to a third-party institutional buyer for a total aggregate sale price of approximately $1.8 billion. Equity in income of joint ventures and partnerships decreased $57.6 million due to operating losses incurred by the underlying investments in 2008 and profits recognized on the disposal of assets in 2007. There were no other asset disposals and therefore no related profits or losses recognized in 2008. Placement fees decreased $13.8 million due to a reduction in origination volume. Mortgage servicing fees decreased by $2.8 million primarily as a result of non-recurring income earned on the resolution of a specially serviced CMBS investment in 2007.

        Noninterest expense totaled $34.7 million for the year ended December 31, 2008 compared to $53.8 million for the year ended December 31, 2007. The $19.1 million decrease was primarily due to a $13.9 million decline in compensation and benefits related to the decline in operating results and staff reductions and a decrease of $2.4 million in professional fees due primarily to a lower volume of transactions.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Income before income taxes totaled $35.5 million for the year ended December 31, 2007 compared to a loss before income taxes of $23.2 million for the year ended December 31, 2006. The $58.7 million increase was driven primarily by higher net interest income and a lower provision for loan losses, combined with lower noninterest expense due to lower compensation and benefits, partly offset by a higher adjustment on our mortgage loans held for sale.

        Net interest income totaled $36.9 million for the year ended December 31, 2007 compared to $27.6 million for the year ended December 31, 2006. The $9.3 million increase was primarily driven by a write-off of accrued interest income in the first quarter of 2006 relating to a loan to a joint venture that invested in non-performing loans in Germany. The remainder of the increase was due to an increase in the balance of interest-earning assets in 2007 compared to 2006.

        Noninterest income totaled $52.0 million for the year ended December 31, 2007 compared to $64.6 million for the year ended December 31, 2006. The $12.6 million decrease was primarily due to a reduction in net gains and other income partially offset by increased equity in income of joint ventures and partnerships and increased mortgage servicing fees. Net gains decreased $55.0 million primarily due to valuation adjustments recorded during the year ended December 31, 2007 on our mortgage loans held for sale. Consulting fees, placement fees, and other fee income decreased $8.4 million primarily due to the sale of our French technology subsidiary in the fourth quarter of 2006. Equity in income of joint ventures and partnerships increased $42.1 million, primarily due to the sale of two United Kingdom real estate equity investments in the second quarter of 2007, combined with losses incurred in 2006 from a joint venture that invested in non-performing loans in Germany. Mortgage servicing fees increased $11.5 million as a result of fee income earned on the resolution of a CMBS investment that we service and an increase in the outstanding principal balance of our European Servicing portfolio from $36.8 billion as of December 31, 2006 to $59.4 billion as of December 31, 2007, due to additional third party servicing contracts.

        The provision for loan losses improved $47.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The favorable variance was driven by a specific loan loss provision in 2006 relating to a single loan to a joint venture that invested in non-performing loans in Germany.

        Noninterest expense totaled $53.8 million for the year ended December 31, 2007 compared to $67.5 million for the year ended December 31, 2006. The $13.7 million decrease was primarily due to lower compensation and benefits expense, decreased operating costs due to the sale of our French technology subsidiary, and a reduction in the recognition of deferred costs associated with new loan originations.

North American Affordable Housing Segment

        The following table summarizes the results of operations of our North American Affordable Housing segment for the periods indicated (in thousands):

	Year ended December 31,
	2008	2007	2006
Net interest income	$2,378	$(5,423)	$7,213
Noninterest income	(34,523)	51,392	(185,680)

Total revenue	(32,145)	45,969	(178,467)
Provision for loan losses	—	(2,416)	15,503

Net revenue	(32,145)	48,385	(193,970)
Noninterest expense	34,444	45,981	78,146

(Loss) income before minority interest and income taxes	(66,589)	2,404	(272,116)
Minority interest income	—	—	—

(Loss) income before income taxes	$(66,589)	$2,404	$(272,116)

Year ended December 31, 2008 compared to year ended December 31, 2007

        Our North American Affordable Housing segment incurred a loss before income taxes of $66.6 million for the year ended December 31, 2008 compared to income before income taxes of $2.4 million for the year ended December 31, 2007. The $69.0 million decrease was primarily attributable to a decrease in noninterest income partially offset by a decrease in noninterest expense.

        Net interest income totaled $2.4 million for the year ended December 31, 2008 compared to a negative $5.4 million for the year ended December 31, 2007. The increase of $7.8 million was primarily attributable to a decrease in variable rate funding costs associated with our fixed rate investment securities, lower outstanding balances of equity advances, and a change in the composition of our investment securities portfolio subsequent to the sale of a majority of our affordable housing debt platform in February 2007.

        Noninterest income was a negative $34.5 million for the year ended December 31, 2008 compared to a positive $51.4 million for the year ended December 31, 2007. The decrease of $85.9 million was primarily attributable to a gain of approximately $71.5 million on the sale of a majority of our affordable housing debt platform in February 2007 (partially offset in our consolidated statement of operations by the impact of push down accounting which is reflected in "Corporate and other") and other year-over-year reductions in net gains of $68.0 million due to $31.6 million of impairments on equity investments for the year ended December 31, 2008 and $36.4 million of impairment charges on those investment securities classified as available for sale that were previously in an unrealized loss position as of December 31, 2008 where we determined that we may no longer have the ability to hold these investment securities for a period of time sufficient to allow for recovery in fair value. A portion of the increase in impairments on equity investments in 2008 was due to our expected inability to use certain tax credits before their expiration. These unfavorable variances were partially offset by a $29.0 million reduction in LIHTC loss reserves due to the repeal of legislation in the third quarter of 2008 that previously required such reserves, a $13.6 million reduction in losses related to other LIHTC yield guarantees, a $5.2 million reduction in losses on equity investments and a $4.5 million increase in asset management fees for the year ended December 31, 2008.

        There is no current provision for loan losses compared to a negative $2.4 million for the year ended December 31, 2007. The $2.4 million credit for the year ended December 31, 2007 reflects the repayment of a $4.0 million pre-development loan that was originally reserved for in the year ended

December 31, 2006, partially offset by a $1.6 million provision related to a property acquired through foreclosure.

        Noninterest expense totaled $34.4 million for the year ended December 31, 2008 compared to $46.0 million for the year ended December 31, 2007. The $11.6 million decrease was driven primarily by a reduction in compensation and benefits due to staff reductions and an overall reduction in operating expenses due to the sale of a majority of our affordable housing debt platform in February 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Income before income taxes totaled $2.4 million for the year ended December 31, 2007 compared to a loss before income taxes of $272.1 million for the year ended December 31, 2006. The $274.5 million improvement was driven by a significant increase in noninterest income combined with a decrease in the provision for loan losses and a reduction in noninterest expense.

        The segment recorded negative net interest income of $5.4 million for the year ended December 31, 2007 compared to positive net interest income of $7.2 million for the year ended December 31, 2006. The $12.6 million reduction resulted primarily from increased funding costs associated with carrying an inventory of equity investments in our LIHTC business, as well as a decrease in net interest income due to the sale of a majority of the affordable housing debt platform earlier in the year. In February 2007, approximately $1.0 billion of investment securities and mortgage loans held for sale were sold to an unaffiliated buyer and the buyer assumed approximately $0.7 billion in related financing in connection with the transaction.

        Noninterest income totaled $51.4 million for the year ended December 31, 2007 compared to negative noninterest income of $185.7 million for the year ended December 31, 2006. The $237.1 million improvement was attributable to a gain on the sale of a majority of the affordable housing debt platform of approximately $71.5 million (excluding the impact of push down accounting reflected in "Corporate and other"), a $152.7 million reduction in losses relating to LIHTC yield guarantees and a real estate impairment of $24.5 million recorded in 2006. These positive variances were partially offset by the loss of revenue resulting from the sale of a majority of the affordable housing debt platform.

        The provision for loan losses improved $17.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The favorable variance was primarily driven by the repayment of a $4.0 million pre-development loan that was originally reserved for during the year ended December 31, 2006.

        Noninterest expense totaled $46.0 million for the year ended December 31, 2007 compared to $78.1 million for the year ended December 31, 2006. The $32.1 million decrease was driven primarily by a $23.3 million reduction in compensation and benefits due to staff reductions, and an overall reduction in operating expenses due to the sale of a majority of the affordable housing debt platform in February 2007.

Critical Accounting Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expense. Our management regularly evaluates these estimates, judgments and assumptions based on available information and experience. Because the use of estimates, judgments and assumptions is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Certain of our accounting policies require higher degrees of judgment and are more complex than others in their application. The discussion below addresses our most critical accounting estimates that we believe are most important to the presentation of our financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements.

Determination of Fair Value

        Many of our critical accounting estimates depend upon estimates of fair value. Note 3 to our consolidated financial statements contains a description of the valuation methodologies that we use for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," as well as the general classification of such instruments pursuant to the valuation hierarchy. The following paragraphs discuss our adoption of SFAS No. 157 and SFAS No. 159 and how these statements impact our estimates of fair value.

        SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 is discussed in Notes 3 and 18 to our consolidated financial statements. The adoption of this statement did not have a material impact as to the manner in which we determine fair value but does require additional disclosures as discussed in Note 18 to our consolidated financial statements.

        SFAS No. 159 permits us to irrevocably elect fair value of the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in the fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value of financial assets and financial liabilities elected and the fair value of such instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, we elected fair value accounting for certain loan assets and deposit liabilities not previously accounted for at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

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

        It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. For assets and liabilities where there exists limited or no observable market data, fair value measurements are based primarily upon management's own estimates, and are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors. The degree to which management's judgment is necessary in determining the fair value for assets and liabilities is directly dependent upon the availability of quoted prices in active markets. For financial instruments that have quoted market prices and actively trade, there is minimal subjectivity in determining fair value. Market conditions often affect the availability of observable fair value inputs. As observable market prices become unavailable or trading activity diminishes, there is a greater need for the use of valuation techniques requiring management judgment to estimate fair value.

        Recent world events have resulted in illiquid markets for many of our financial instruments, requiring us to place more reliance on management's own estimates. Continuing the trend that began in mid-2007, 2008 was characterized by continued price volatility and constrained liquidity in the capital markets. During 2008, a series of unprecedented events occurred which resulted in increased market illiquidity and downward pressure on asset pricing across various sectors. These events intensified with the bankruptcy filing of Lehman Brothers Holdings Inc., the federal government conservatorship of Fannie Mae and Freddie Mac, JPMorgan Chase & Co.'s acquisition of The Bear Stearns Companies, Inc., JPMorgan Chase & Co.'s acquisition of Washington Mutual Bank, the federal government's significant investment in American International Group, Inc., Bank of America Corp.'s acquisition of Merrill Lynch & Co. Inc., and Wells Fargo & Co.'s acquisition of Wachovia Corp.. Further pressure on pricing resulted from investor repositioning into cash or highly-liquid U.S. Government securities as mutual fund managers were faced with unprecedented withdrawal requests and issuers of commercial paper encountered an inability to roll over maturities. Transactional activity in all but the most liquid markets ceased over investor fears of further insolvencies.

Financial Assets

        Commercial mortgage loans are highly individualized. Under normal market conditions, transactions occur directly between parties or through seller-sponsored securitization vehicles. GSEs such as Fannie Mae and Freddie Mac also facilitate a market for securitization of individual loans as well as groups of loans. We have historically used pricing for both direct sale transactions and securitizations (through both seller-sponsored and government-sponsored securitization vehicles) when making fair value determinations. However, current market turmoil has contributed to a significant decline in activity. Securitization market activity and direct sales activity have effectively ceased due to continued turmoil in the capital markets. GSEs continue to provide a market for the sale of loans although activity is limited.

        As a result of the substantial reduction in sales, syndication and securitization activity in 2008, we observed limited activity and received limited bids for specific loans that could be used in our valuation of our portfolio of loans held for sale. However, we did incorporate market information related to new loan originations which reflects spreads at which our loan portfolio could be refinanced. Considering their importance to the value of loans, these spreads were used as the basis for creating a pricing matrix for a portion of our portfolio. In addition, during the fourth quarter of 2008, we obtained appraisals for the collateral underlying approximately 30% of our loans held for sale. The appraisals obtained were the basis for updating the loan-to-value ratios for the loan portfolio which were used to establish the appropriate discount spread used to price the loan portfolio. Consistent with prior quarters, any loan held for sale that was specifically identified as impaired was valued using the net realizable value of the collateral, as the evaluation of impaired loans by potential buyers would be based to a large extent on the underlying real estate.

        The availability of quoted prices for our U.S. Treasury investment securities were unaffected by the market turmoil due to their desirability as high-quality, highly liquid investments. As described above, market inputs for less liquid investment securities became increasing unreliable throughout the second half of 2008 due to the financial markets participants' desire for only the highest quality investments. Where we obtained inputs from third-party pricing providers to assist us in determining the fair value of investment securities, we evaluated these inputs and considered whether the resulting fair value estimates were appropriately placed in the fair value hierarchy. The majority of our investment securities portfolio is classified within Level 3 of the valuation hierarchy. For these securities, cash flows were analyzed and adjusted for anticipated credit losses. The resulting projected cash flows were then discounted at a rate we believe market participants would use given current market conditions. During the third and fourth quarters of 2008, we increased the discount rates used in our pricing models to account for the lack of liquidity in the market.

        As of December 31, 2008, approximately $6.4 billion of our total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which we elected the fair value option. Approximately $2.0 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 inputs. Approximately $4.4 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 69% of our total assets measured at fair value and approximately 21% of our total consolidated assets.

Financial Liabilities—Brokered CDs

        While increased market volatility and illiquidity was evident in 2008, the fair value methodology related to our Brokered CDs remained unchanged. There is no impact on the value of our Brokered CDs due to credit risk because the deposits are insured by the FDIC. Also, while the dislocation of market liquidity is evident in the marketplace, the yield curve used to discount the future cash flows related to the deposits reflects current market conditions. For these reasons, we continue to classify our Brokered CDs as Level 2 financial instruments because the yield curve is considered a reliable observable input.

Fair Value Control Processes

        Given the prevalence of fair value measurement in our financial statements, the control functions related to the valuation process are a critical component of our business operations. We employ control processes to validate the fair value of our financial instruments, including those derived from pricing models. These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, we review the valuation approach utilized to assure it is appropriate and consistently applied and that the assumptions are reasonable. Our reviews of the pricing models' theoretical soundness and appropriateness are performed by Company personnel with relevant expertise who are independent from the persons responsible for the lending and investment functions. The heads of our credit, market risk management and accounting departments are responsible for the oversight and valuation control processes and policies and for reporting the results of these processes and policies to our Audit Committee.

Loan Sales and Securitizations

        When market conditions permit, we periodically enter into transactions in which we sell financial assets, principally commercial mortgage loans. Upon a transfer of financial assets, we sometimes retain or acquire subordinated interests in the related assets. In addition, we generally retain servicing rights for all mortgage loans sold or securitized.

        Gains and losses on such transactions are recognized using the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," or "SFAS No. 140," which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 is a complex standard that often requires significant management analysis and judgment.

        We determine the gain or loss on the sale of mortgage loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, including mortgage servicing rights, based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. Whether we record a gain or loss on sale depends, in part, on the carrying value of the financial assets involved in the transfer, allocated between the assets sold and the interests retained based on their fair values at the date of transfer. Due to recent market developments discussed in "—Outlook and Recent Trends,"

the volume and pricing of loan sales and securitizations decreased dramatically in 2008 and late 2007, resulting in realized losses in 2008 and 2007 compared to realized gains in prior periods. Realization of gains or losses on future sales is heavily dependent on the extent and timing of recovery of the markets for commercial mortgage products and changes in other market factors. See "Loans Held for Sale" in Note 3 to our consolidated financial statements. We recognized a pre-tax loss from the securitization of financial assets of $2.7 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Allowance for Loan Losses

        The allowance for loan losses provides for the risk of losses inherent in our portfolio of loans held for investment. A portion of the allowance for loan losses is used to cover estimated losses on loans that have been specifically identified as being impaired.

        We utilize a risk-rating process for measuring credit exposure that combines quantitative analysis and qualitative judgment in order to measure potential loan losses. We initially allocate a quantitative risk rating to a loan based on modeling, or other objective, fact-based credit criteria that consider key financial data, such as a loan's debt service coverage ratio, loan-to-value ratio and time to maturity, and collateral characteristics, such as a property's location, type and occupancy. We subsequently adjust our initial quantitative rating based on our assessment of qualitative factors, such as quality of sponsorship, financial reporting, quality and stability of cash flow, loan structure, loan documentation and the loan's performance relative to underwriting.

        The estimates and assumptions we use in calculating our allowance for loan losses are based on a number of factors and considerations, which may include our experience and expectations concerning interest rates, credit spreads, rates of delinquencies and defaults on loans and loss recovery rates.

        In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15," or "SFAS No. 114," impaired loans typically consist of those loans for which it is probable we will not be able to collect all contractual principal and interest amounts due. An impaired loan is generally valued based on the estimated fair value of the underlying collateral and includes estimated costs of selling or realizing such collateral on a discounted basis. In addition to specific allowances for impaired loans, we also maintain allowances that are based upon a collective evaluation of the portfolio as a whole and we estimate such losses in accordance with SFAS No. 5. This analysis considers our past loan loss experience, the current credit composition of the total portfolio, historical credit migration, property type diversification, default and loss severity statistics, and other relevant factors.

        The allowance for loan losses is increased as necessary by recording a charge to the provision for loan losses in the consolidated statement of operations. Amounts deemed to be uncollectible are charged against the allowance for loan losses. Amounts recovered on previously charged-off loans are added back to the allowance for loan losses. Uncertainties about the economies in our Company's primary market areas, including the United States, increase uncertainty about management's estimates of the allowance for loan losses. Increases in unemployment and/or low employment, decreases in corporate profits and adverse trends in other key economic indicators may correlate with increasing loan delinquencies and other factors affecting the timing and amounts we ultimately realize on our portfolio of loans held for investment. As of December 31, 2008 and 2007, our allowance for loan losses was $108.2 million and $28.8 million, respectively.

Income Recognition and Impairments Relating to Non-Performing Loans Acquired

        We have acquired non-performing loans primarily in Asia, with a strategy of restructuring the loans or entering into workouts with borrowers, which may include foreclosure. We typically purchased these loans at a substantial discount to par, reflecting our determination that it was probable all amounts due under the loans' governing instruments may not be collected. These loans are accounted for in accordance with AICPA Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," or "SOP 03-3." Under SOP 03-3, the excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired asset is accreted into interest income over the expected life of the asset. These loans are classified as held for investment on our consolidated balance sheet.

        We periodically perform detailed reviews of our portfolio of non-performing loans to determine whether there has been a change in expected cash flows. We update the estimated cash flows that are expected to be collected and evaluate whether the expected cash flows have changed, based upon the most recent information available. We determine the expected cash flows based on the current business plans relating to the assets. The business plans detail the current plan for disposal of the collateral, including estimates of the amounts and timing of future payments, foreclosures, and sales. These analyses also include anticipated costs to sell or other costs associated with resolving the debt.

        We adjust the amount of accretion for any loans or pools of loans that we acquired when there is an increase or decrease in the expected cash flows. Further, we assess impairment on all loans or pools of loans for which there has been a decrease in expected cash flows in accordance with SOP 03-3 and SFAS No. 114. We measure impairment based on the present value of the expected cash flows from the loan discounted using the loan's effective interest rate or, in specific circumstances, through the estimated fair value of the underlying collateral minus the estimated costs of selling or realizing the underlying collateral. Impairment is recognized as a charge to our provision for loan losses in our consolidated statement of operations.

        We curtailed purchases of non-performing loans starting in 2007, and have been disposing of some of our previously-acquired investments in such loans. As a result, our results of operations and financial condition are becoming less sensitive to changes in estimates of accretion and impairments on these loans than in prior periods. We exercise significant judgment in estimating the amount and timing of these expected cash flows. Differences between actual cash flows and estimated cash flows could have a material impact on our net income. The difference between the carrying value and the expected future cash flows, which we call accretable yield, was $24.2 million and $45.6 million as of December 31, 2008 and 2007, respectively.

Derivative Instruments and Hedging Activities

        We use derivative instruments in connection with our risk management and investment activities. Our primary objective in utilizing derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to our assets and liabilities. Minimizing this volatility enables us to mitigate the impact of market risk on earnings. Additionally, we use interest rate swaps to more closely match interest rate characteristics of our interest-bearing liabilities with our interest-earning assets. We also utilize derivative instruments to mitigate foreign currency exposure related to foreign currency denominated transactions and our net investments in foreign operations. At times, we use derivative instruments in lieu of cash transactions for investment purposes.

        The derivative instruments that we use include swaps, caps, forwards, options, swaptions, spread locks, loan commitments, credit derivatives and treasury-related derivative instruments. These instruments may be exchange-traded or contracted in the over-the-counter market.

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133," as amended and interpreted by, among other pronouncements, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," or "SFAS No. 149," we record derivative instruments at estimated fair value on our consolidated balance sheet. Gains and losses resulting from changes in the fair value of such instruments are accounted for depending on whether or not they qualify for hedge accounting.

        We formally document our risk management objective and strategy for undertaking various hedge transactions. For transactions that qualify for hedge accounting, this process includes linking the derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets or pools of similar assets and specific liabilities in our consolidated balance sheet or to forecasted transactions.

        We expect all of our designated hedging relationships to be highly effective in offsetting the designated risk during the hedge period. We also formally assess, both at inception and on an ongoing basis, whether the derivative instruments used in hedging transactions are highly effective in offsetting changes in estimated fair values or cash flows of the hedged items.

        We discontinue hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is no longer designated as a hedge instrument because: a) it is unlikely that a forecasted transaction will occur; b) a hedged firm commitment no longer meets the definition of a firm commitment; or c) management determines that designation of the derivative as a hedge instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the consolidated balance sheet at its fair value. The hedged asset or liability, if not normally carried at fair value, will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried in the consolidated balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the consolidated balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be carried in the consolidated balance sheet at its fair value and gains and losses that were accumulated in accumulated other comprehensive income, net of tax, will be recognized immediately in current period earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at its fair value in the consolidated balance sheet with changes in its fair value recognized in current period earnings.

Classification, Valuation and Impairment of Investment Securities including Retained Interests in Securitized Assets

        When we securitize loans in transactions accounted for as sales in accordance with SFAS No. 140, we may retain an interest in the assets sold. These retained interests may take the form of interest-only, investment grade, subordinate or unrated securities. The subordinate interests that we retain provide a form of credit enhancement for the more highly-rated securities.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the classification of investment securities is based on management's intent with respect to those securities. Investment securities classified as trading are carried at fair value with unrealized gains and losses recognized in current period earnings. Investment securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax, which is a component of stockholders' equity. Realized gains and losses on the sale of investment securities are determined using the specific identification method and recognized in current period earnings. Interest income is recorded using the interest method which is reviewed and adjusted periodically based on changes in estimated cash flows.

        We determine the estimated fair value of an investment security by reference to a published external source, where available. External quotes are not available for a portion of these assets because of their relative lack of liquidity in the market. In these circumstances, we base valuations on internally-developed models that discount the expected cash flows of the security over the anticipated life of the security using an estimated yield adjusted for the risks associated with the investment. Our estimate of the fair value of these securities requires us to exercise significant judgment about the timing and amount of expected cash flows from these assets. In estimating the cash flows and post-loss yield for an investment, we consider various factors including estimated loan losses and defaults, prepayments, current yield curves, dealer quotations, if available, and estimated market yields for similar instruments. Due to the lack of transparency regarding inputs to the valuation, these investment securities are classified within Level 3 of the valuation hierarchy.

        Investment securities classified as available for sale are periodically reviewed for potential impairment in accordance with Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," and FASB Staff Position ("FSP") No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," or "FSP EITF 99-20-1," or EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," and FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or "FSP FAS 115-1 and FAS 124-1," depending on the nature of the security. Impairment is measured using a systematic methodology intended to consider all available evidence. If the carrying value of an investment security exceeds its estimated fair value, we evaluate, among other factors, the magnitude and duration of the decline in estimated fair value, the performance of the underlying assets, and our intent and ability to hold the asset until its value recovers. Once a decline in estimated fair value is determined to be other-than-temporary, an impairment charge is recorded in our consolidated statement of operations and a new cost basis is established. Significant judgment is involved in some cases to determine whether an other-than-temporary impairment has occurred.

        The recent market developments that have affected loan valuations, as discussed above in "—Outlook and Recent Trends" and above, similarly affect valuations of investment securities collateralized by mortgage loans.

        Changes in model assumptions can have a significant impact on the estimated fair value of retained interests in securitized assets. Note 16 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, summarizes the impact on the fair value of retained interests in securitized assets as of December 31, 2008 and 2007 due to a change in key assumptions. A 10% change in the assumed discount rate could have adversely affected the estimated fair value of our retained interests in taxable investment securities by approximately $2.8 million and $4.4 million as of December 31, 2008 and 2007, respectively. A 20% change could have adversely affected the estimated fair value by approximately $5.2 million and $7.2 million as of December 31, 2008 and 2007, respectively.

Valuation and Impairment of Mortgage Servicing Rights

        In accordance with SFAS No. 140 as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets," we capitalize originated mortgage servicing rights based upon their fair value when the related loans are sold. We record purchased mortgage servicing rights at their cost at the time of acquisition, which approximates the fair value of such assets. Subsequent to origination or acquisition, we carry our mortgage servicing rights at the lower of amortized cost or fair value. We record amortization expense for each stratum in proportion to, and over the period of, the projected net servicing cash flows.

        We determine the fair value of our mortgage servicing rights based upon market transactions for comparable servicing assets or, in the absence of representative market information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. Because benchmark market transaction data and quoted market prices are generally not available, we estimate the fair value of mortgage servicing rights through a discounted cash flow analysis and evaluation of current market information. We derive cash flows based upon internal operating assumptions that we believe would be used by market participants, such as prepayment rates, defaults, interest rates, required yields, discount rates, costs to service and other assumptions. We consider all available information and exercise significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

        We evaluate mortgage servicing rights for impairment by stratifying our portfolio according to predominant risk characteristics, primarily investor and loan type (e.g., CMBS, agency—Fannie Mae's DUS™ program, agency—non- Fannie Mae's DUS™ program and other). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, we consider the mortgage servicing right asset to be impaired. We recognize impairment that is considered to be temporary through the establishment of a valuation allowance, with a corresponding charge to earnings in the period that the impairment is determined to have occurred. If the impairment is determined to be other-than-temporary, the valuation allowance is reduced along with the carrying value of the mortgage servicing right.

        We recognize gains and losses on sales of mortgage servicing rights when the related sales contracts have been executed and legal title and substantially all risks and rewards of ownership of the servicing rights have passed to the buyer. We determine gains and losses to be the difference between the net sales proceeds we receive and the carrying value of the servicing rights sold less our costs to sell the servicing rights.

        As of December 31, 2008, we had not recognized any valuation adjustments on our four principal strata of net mortgage servicing rights. Generally, valuations of servicing rights for commercial mortgages are less sensitive to change than valuations of servicing rights for residential mortgages, due to lower levels of prepayments and other factors. Declines in values are most likely to occur in circumstances when both interest rates are declining and commercial real estate credit markets are competitive, or when defaults on underlying loans increase. In the current economic environment, availability of credit has declined thereby slowing prepayments, but there is increasing uncertainty about borrower performance. See "—Allowance for Loan Losses" above.

        Changes in model assumptions can have a significant impact on the fair value of mortgage servicing rights. Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K summarizes the impact on the fair value of our retained interests in mortgage servicing rights as of December 31, 2008 and 2007 due to a change in key assumptions. A 10% change in the assumed discount rate could have adversely affected the fair value of our retained interests in mortgage servicing rights by approximately $2.1 million and $3.3 million as of December 31, 2008 and 2007, respectively. A 20% change could have adversely affected the fair value by approximately $4.1 million and $6.5 million as of December 31 2008 and 2007, respectively.

Liability for Low-Income Housing Tax Credit Guarantees

        We have syndicated limited partnership interests in affordable housing partnerships. These investments are in the form of limited partner ownership interests that are pooled into funds ("upper-tier funds"). These funds hold limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United

States. In certain upper-tier funds, we have guaranteed a specified rate of return to the investors. Returns to investors in the partnerships are principally derived from flow-through low-income housing tax credits and tax losses generated by underlying operating partnership entities ("lower-tier partnerships").

        Syndicated affordable housing partnerships that contain a guarantee are reflected in our consolidated financial statements under the financing method in accordance with SFAS No. 66, "Accounting for Sales of Real Estate," or "SFAS No. 66." More specifically, cash, cash equivalents, restricted cash and equity investments (in the lower-tier partnerships) of the guaranteed upper-tier funds are included in our consolidated balance sheet. Liabilities of the guaranteed syndicated real estate partnerships consist primarily of a financing liability, initially equal to the amount of equity contributed by each investor, payable to each tax credit fund investor. The financing liability, included as a component of real estate syndication proceeds and related liabilities in the consolidated balance sheet, is extinguished over the life of the guaranteed upper-tier funds as annual tax benefits guaranteed to each investor are delivered.

        Returns to investors in the upper-tier funds are principally derived from flow-through low-income housing tax credits and tax losses generated by lower-tier partnerships. We are exposed to losses based on our limited partnership interests and on our guarantee to investors in certain upper-tier funds for a specific guaranteed rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the upper-tier funds to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, we are required to make cash payments to the investors of the upper-tier funds.

        We initially quantify the costs associated with maintaining our yield guarantees, and then subsequently evaluate those costs on a quarterly basis, in order to ensure that the recorded liability for each guaranteed tax credit fund is sufficient to cover repayment of principal plus the guaranteed yield to the investors. When we identify a deficiency in that liability, the liability is increased to cover the shortfall associated with that tax credit fund. The loss contingency policy is governed by SFAS No. 5, which requires establishment of a liability for losses when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The SFAS No. 5 liability is reduced as payments are made to settle it. When we applied push down accounting on March 23, 2006 as a result of the Sponsor Transactions, we recorded an estimate of the fair value of the guarantees, which was in excess of the liability determined under SFAS No. 5. We amortize that excess using a systematic and rational method, which approximates straight-line over the period of delivery of the tax benefits to investors, except that amortization of the liability for a particular fund may be accelerated when certain events occur and result in partial settlement of the guarantee, such as the sale of a lower-tier partnership and related settlement with the guaranteed investors.

        The estimates and assumptions we use in determining our cost estimates for providing guaranteed yields on guaranteed LIHTC funds are based upon a number of factors and considerations. These may include operating experience and expectations of projected funding requirements for lower-tier partnerships for negative cash flow, deferred maintenance costs, shortfalls in the permanent loan financing amount as compared to the outstanding construction loan balance or other areas where the lower-tier partnerships require funds to enable them to deliver the tax benefits to the upper-tier partnerships.

        Significant judgment is involved to estimate the guarantee liability as of any financial reporting date. That judgment is made more difficult by the fact that there is a remaining period of approximately 11 to 16 years during which the guarantees are in effect, and it is difficult to estimate the amount of guarantee payments (or other payments to support the performance of the funds) that will be necessary over such a lengthy period. Therefore, the estimate is inherently imprecise.

        The estimate of the fair value of the aforementioned guarantee liability recorded in push down accounting, and periodic estimates of SFAS No. 5 liabilities described above, involve significant estimates with varying degrees of uncertainty. Amounts ultimately realized as income by us as the liability for real estate syndication proceeds and related liabilities is reduced are uncertain as to timing, and the total amount realized over time depends on the operating performance of the lower-tier partnerships and the ability of the upper-tier funds to deliver tax credits and, in some cases, guaranteed yields, to investors. We have not originated any new lower-tier partnerships since 2005, and the remaining expected lives of the upper-tier partnerships vary from one to 14 years.

        As of December 31, 2008, the estimated liability for the LIHTC fund guarantees, which included a deferred income component, was $318.6 million. Our future operating results may be significantly affected by the differences between actual expenditures related to the guarantees over time and the amount we have currently estimated and accrued. As of December 31, 2008, our maximum exposure to loss under the yield guarantees was $1.6 billion.

Accounting for Income Taxes

        As described above under "—Understanding Our Financial Results—Income Taxes," upon the closing of the Sponsor Transactions, we became deconsolidated from the GM-controlled tax group and are now liable for worldwide taxes based solely on our consolidated operations as a standalone taxpayer.

        We account for income taxes under the asset and liability method in accordance with SFAS No. 109. We determine deferred tax assets and liabilities based on temporary differences between the tax basis of our assets and liabilities and their reported amounts in our consolidated financial statements, and the amounts of operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the periods in which we expect the deferred tax asset or liability to be realized or settled. We recognize the effect on our deferred tax assets and liabilities of a change in tax rates in earnings in the period that includes the enactment date. We provide a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        On January 1, 2007, we adopted FIN 48, which clarifies SFAS No. 109 by defining the confidence level that an income tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained solely on its technical merits. The "more-likely-than-not" threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered "more-likely-than-not" to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The determination of whether a tax position is "more likely than not" to be sustained can involve a considerable amount of judgment by management.

        As a result of adopting FIN 48, management reviewed the income tax positions it has recorded in the application of push down accounting and has evaluated the impact of Emerging Issues Task Force Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," or "EITF 93-7," as it relates to income tax exposures related to periods prior to the Sponsor Transactions. Under the guidance of EITF 93-7, we recorded the impact of adopting FIN 48 on our predecessor period tax liabilities as an increase to goodwill in the consolidated balance sheet. For our successor period tax liabilities, we recorded the impact of adopting FIN 48 as a cumulative effect adjustment to retained earnings in the consolidated balance sheet. Adjustments to tax liabilities subsequent to the adoption of FIN 48 (e.g., through actual or effective settlement) are recorded through income tax expense or through additional adjustments to goodwill depending on whether the liabilities arose from transactions prior to or after the Sponsor Transactions. We classify interest and penalties related to unrecognized tax benefits as income tax expense. See Note 15 to our consolidated financial statements for the impact of adopting FIN 48 on our consolidated financial statements.

        We establish valuation allowances for our deferred tax assets based on a "more-likely-than-not" threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for by law within each applicable tax jurisdiction. We evaluate all positive and negative evidence, including scheduled reversals of existing deferred tax liabilities, projected future taxable income and tax planning strategies. We also consider the nature, frequency and severity of recent losses and the duration of statutory carryforward periods. In making such judgments, significant weight is given to evidence that can be objectively verified. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.

        If we generate future taxable income in jurisdictions where we have recorded full valuation allowances, on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

        The valuation of deferred tax assets requires significant judgment. Our accounting for deferred tax consequences of events that have been recognized in our financial statements and our future taxable income represent our best estimate of those future events.

Recently Issued Accounting Standards

        In April 2007, the FASB issued FASB Staff Position ("FSP") No. FIN 39-1, "Amendment of FASB Interpretation No. 39," or "FSP FIN 39-1." FSP FIN 39-1 modifies FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 was effective for the Company on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or "SFAS No. 141R," which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Prior to the adoption of SFAS No. 141R, any adjustments to the FIN No. 48 reserve are recorded as an increase to goodwill if an expense and, if a benefit, are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Subsequent to the adoption of SFAS No. 141R, the above rule will no longer apply and any expense or benefit associated with realizing (or re-measuring) unrecognized tax benefits will be recorded as part of income tax expense. SFAS No. 141R shall be applied prospectively by us to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Management is currently evaluating the impact of SFAS No. 141R on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "SFAS No. 160," which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity (as opposed to as a liability or mezzanine equity) in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for us on January 1, 2009. Management is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

        In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," or "FSP FAS 157-2." This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP FAS 157-2 became effective upon issuance and was adopted by our Company.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for our Company on January 1, 2009. Management is currently evaluating the potential impact of SFAS No. 161 on the disclosures included in our consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," or "FSP FAS 142-3." This FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142. The FSP affects entities with recognized intangible assets and is effective for our Company on January 1, 2009. This new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or "FSP EITF 03-6-1." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share." This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for our Company on January 1, 2009. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

        In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." The FSP amends SFAS No. 133 to require certain disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45 to require additional disclosures about the current status of the payment/performance risk of a guarantee. The FSP also clarifies that, as noted above, SFAS No. 161 is effective for our Company on January 1, 2009. The provisions of the FSP that amend SFAS No. 133 and FIN 45 were effective for our Company on December 31, 2008. The adoption of the FSP did not have a material impact on our consolidated financial statements.

        In September 2008, the FASB issued EITF 08-05, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement," or "EITF 08-05." EITF 08-05 requires issuers of liability instruments with a third-party guarantee or other credit enhancement to exclude the effect of the credit enhancement when measuring the liability's fair value. The effect of initially applying the guidance in EITF 08-05 shall be included in the change in fair value in the period of adoption. EITF 08-05 is effective for our Company on January 1, 2009. Management is currently evaluating the potential impact of EITF 08-05 on our consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," or "FSP FAS 157-3." FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP became effective upon issuance. We have considered this guidance in measuring the fair value of our assets and liabilities.

        In November 2008, the FASB issued EITF 08-06, "Equity Method Investment Accounting Considerations," or "EITF 08-06." EITF 08-06 addresses the potential effect of SFAS No. 141R and SFAS No.160 on equity method accounting under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," or "Opinion No. 18." EITF 08-06 will continue existing practices under Opinion No. 18 including the use of a cost accumulation approach to initial measurement of the investment. The EITF will not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee's carrying value for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with Opinion No. 18. EITF 08-06 is effective for our Company on January 1, 2009. Management is currently evaluating the potential impact of EITF 08-06 on our consolidated financial statements.

        In December 2008, the FASB issued FSP FAS No.140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140 and FIN 46R are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvement with transferred financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The FSP increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 was adopted by our Company upon issuance. We have considered this guidance in preparing the disclosures included in our consolidated financial statements.

        In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF 99-20," or "FSP EITF 99-20-1." This FSP amends EITF 99-20 to align the guidance on other-than-temporary impairments for beneficial interests with the guidance in SFAS No. 115 and other related guidance. The FSP was effective for our Company on December 31, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," or "FSP FAS 157-4," to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset and liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 157-4 on our Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," or "FSP FAS 115-2 and FAS 124-2." The FSP modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on our Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or "FSP FAS 107-1 and APB 28-1". The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," or "SFAS No. 107," to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on our Company's consolidated financial statements.

Liquidity and Capital Resources

        We require substantial amounts of capital to support our operations. Members of our senior management, in consultation with our board of directors, establish our overall liquidity and capital allocation strategies. A key objective of these strategies is to support the execution of our business strategy while maintaining sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due.

        When making funding and capital allocation determinations, members of our senior management consider business performance; the availability of, and the costs and benefits associated with, different funding sources; current and expected capital markets and general economic conditions; our balance sheet and capital structure; and our targeted liquidity profile and risks relating to our funding needs. In carrying out these activities, members of our senior management monitor, evaluate and seek to control the impact that our business activities have on our balance sheet, liquidity and capital structure, thereby helping to ensure that our operations are aligned with our liquidity and capital allocation strategies. Although we manage our liquidity on a consolidated basis, we also review our liquidity sources and uses at Capmark Bank US and at non-Capmark Bank US entities separately in light of the different sources and needs for liquidity in these operations.

        Our primary uses of liquidity are for (1) the origination and funding of loan commitments and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, and (3) the funding of our operating expenses. We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through syndication, participation or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment. Due to the lack of short-term and longer-term funding currently available outside of Capmark Bank US and the significantly reduced opportunities for syndication, participation or securitization of loans, we have ceased originating new loans and acquiring real estate investments for our non-Capmark Bank US balance sheet at this time.

        Our primary sources of liquidity have been (1) net cash from our operations, (2) proceeds from the repayment of loans, (3) proceeds from the issuance of short-term and long-term borrowings/deposits and (4) proceeds from the sale of loans. Our principal debt financing sources have been (1) committed unsecured funding provided by banks, including our senior credit facility and other bank loans; (2) secured funding facilities, including borrowings by Capmark Bank US from the Federal Reserve Bank ("FRB") of San Francisco and the Federal Home Loan Bank ("FHLB") of Seattle; and (3) other uncommitted funding sources, including Brokered CDs issued by Capmark Bank US.

        The non-Capmark Bank US entities maintain their own liquidity and funding program focused on operating cash flow from their businesses. During 2008, we were severely limited in our ability to access new capital from outside parties or issue new unsecured short-term and long-term debt. As a result, the non-Capmark Bank US entities' current primary sources of liquidity are asset sales and loan repayments. We are currently in negotiations with the lenders under our bridge loan agreement and senior credit facility to complete a restructuring of these agreements. See "Business—Going Concern Considerations" in Part I, Item 1 of this Annual Report on Form 10-K.

        Capmark Bank US maintains its own funding program to provide for its capital needs. Capmark Bank US relies on the issuance of Brokered CDs for unsecured financing. Capmark Bank US's ability to issue Brokered CDs is dependent upon Capmark Bank US remaining properly capitalized and maintaining appropriate ratings by its regulators. Capmark Bank US may have access to borrowings from the FHLB of Seattle and the FRB of San Francisco for secured financing. The Company, Capmark Bank US and Escrow Bank also entered into a capital maintenance agreement whereby the Company has agreed with the FDIC to maintain minimum levels of capital at Capmark Bank US and Escrow Bank. We have made capital contributions consisting of cash and loans to Capmark Bank US since its inception and additional capital contributions may be made in the future. Capmark Bank US has the ability to dividend cash to Capmark Financial Group Inc. to the extent of Capmark Bank US's cumulative earnings and subject to maintaining compliance with regulatory capital requirements. Since the inception of Capmark Bank US, this activity has been limited and is not expected to occur in the near future.

        As of December 31, 2008, we had $874.4 million in total cash, of which $149.6 million was restricted under current regulatory and other contractual arrangements. This represented a net decrease in total cash of approximately $562.4 million from December 31, 2007. As of December 31, 2008, we had readily available cash and U.S. Treasury securities classified as trading (excluding restricted cash and cash held by Capmark Bank US) of approximately $1.7 billion. In January 2009, we sold $1.3 billion in U.S. Treasury securities classified as trading which increased our readily available cash.

        During the year ended December 31, 2008, net cash provided by operating activities totaled $1.2 billion. The European loan sale in April 2008 generated approximately $1.8 billion in cash, the proceeds of which were primarily used to repay indebtedness.

        We used net cash of $1.3 billion in investing activities for the year ended December 31, 2008, primarily for the origination of loans held for investment totaling $2.9 billion which was offset in part by the receipt of approximately $1.5 billion from the repayment of loans held for investment. For the year ended December 31, 2008, we used approximately $376.9 million of net cash in our financing activities, in large part due to a net decrease of $398.1 million in short-term borrowings.

        In the fourth quarter of 2008, we continued to take actions to maintain liquidity to support our business operations such as focusing our efforts on originating loans for government-sponsored programs and third-parties of $2.0 billion in the fourth quarter and $8.3 billion for the year ended December 31, 2008. In addition, we have materially reduced our proprietary originations and, other than funding of previously committed loans, substantially all of our 2008 originations were funded by Capmark Bank US.

Government Programs

        In December 2008, we applied to become a bank holding company and financial holding company and to participate in the CPP. In February 2009, we withdrew such applications. Our board of directors instructed management to withdraw the applications after evaluating the financial and other requirements for becoming a bank holding company communicated by the Federal Reserve Board's staff and our other current priorities. As a result of the withdrawal of our bank holding company application, Capmark Financial Group Inc. is not eligible to participate in the CPP, which is a program pursuant to which the Treasury injects capital into eligible financial institutions through the purchase of preferred stock and warrants to purchase preferred stock, or the TLGP, pursuant to which the FDIC guarantees senior debt of eligible financial institutions.

        Capmark Bank US also applied to participate in the CPP and its application is still being processed by the FDIC. Participation by Capmark Bank US in the CPP is subject to, among other things, the discretion of the FDIC and the Treasury. We cannot provide assurance that Capmark Bank US's application will be approved or that it will be able to obtain any material benefits under the CPP. Capmark Bank US is also eligible to participate in the TLGP.

Credit Ratings

        Our reliance on debt financing to fund a portion of our operations makes access to sources of short-term and long-term unsecured financing important. The cost and availability of unsecured debt financing generally are dependent on our short-term and long-term credit ratings. Factors that are significant to the determination of our credit ratings or that otherwise affect our ability to raise short-term and long-term financing include the level and volatility of our earnings, our relative competitive position, our risk management policies, our access to sources of liquidity, our capital adequacy, our level of leverage, the credit quality of our balance sheet, our ability to retain key personnel and legal, regulatory and tax developments. See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

        The following table presents the credit ratings and ratings outlook assigned to our senior unsecured indebtedness by Standard & Poors Ratings Service ("S&P"), Fitch Ratings ("Fitch") and Moody's Investors Service ("Moody's") as of the date of the filing of this Annual Report on Form 10-K. On October 8, 2008, Fitch downgraded our long-term rating to BBB- from BBB and revised our outlook to negative from stable. On October 15, 2008, Moody's affirmed our long-term rating of Baa3 and revised our outlook to negative from stable. On November 13, 2008 S&P affirmed our long-term rating of BBB- and revised our outlook to negative from stable. On February 26, 2009, Fitch downgraded the Company's long-term rating to B- from BBB- and maintained a negative rating outlook. On February 26, 2009, Moody's downgraded the Company's long-term rating to Ba2 from Baa3 and placed the rating under review for further possible downgrade. On March 2, 2009 S&P downgraded the Company's long-term rating to B+ from BBB- and maintained a negative rating outlook. On April 7, 2009, Moody's downgraded the Company's long-term rating to B2 from Ba2 and kept the rating under review for further possible downgrade. Credit ratings are opinions of a rated entity's ability to meet its ongoing obligations. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

	Short-Term		Long-Term
Rating Agency	Rating	Outlook	Rating	Outlook
S&P	—	—	B+	Negative
Moody's	—	—	B2	Negative
Fitch	B	Negative	B-	Negative

        Based on the recent downgrades of our credit ratings as reflected in the above table, as of the date of this filing additional collateral was posted pursuant to agreements with certain counterparties of approximately $202.4 million. In addition, our interest expense under our senior credit facility, bridge loan and senior notes increased by $59.9 million, on an annualized basis, as a result of such downgrades.

        The following table presents the ratings assigned to our servicing operations as of the date of the filing of this Annual Report on Form 10-K. The servicer ratings are an indication of a servicer's ability to effectively service CMBS and RMBS and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

Rating Agency
Type of Servicing	S&P	Fitch	DBRS
U.S. primary servicing	Strong	CPS2-	Superior
U.S. master servicing	Strong	CMS3-	Superior
U.S. special servicing	Strong	CSS2-	Not Rated
United Kingdom/Ireland primary servicing	Strong	CPS2+	Superior
United Kingdom/Ireland special servicing	Strong	CSS2	Not Rated

        Our CDO asset management operations as of the date of the filing of this Annual Report on Form 10-K had a rating of CAM2 from Fitch. Asset management ratings are an indication of an asset management organization's vulnerability to operational and investment management failures.

Financing Arrangements and Other Funding Sources

        Liquidity in the capital markets has been constrained, limiting our access to the secured and unsecured debt markets. Our ability to access additional liquidity is subject to a number of factors, including our ability to restructure our senior credit facility and bridge loan agreement, financial performance, our liquidity, the general availability of and rates applicable to financing transactions, lenders' and investors' resources, our credit rating, and our industry and market trends.

        Our ability to access the capital markets and other sources of secured and unsecured funding, which is critical to our ability to do business, has been and could continue to be adversely affected by recent events in the global markets and in the economy. As described in "—Outlook and Recent Trends," global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. The availability of funding outside of Capmark Bank US has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may further adversely affect our liquidity and access to the secured and unsecured debt markets. For additional information on factors that may affect our liquidity and financial condition, see "Our independent registered public accounting firm, Deloitte & Touche LLP, has concluded that substantial doubt exists about our ability to continue as a going concern as a result of our net losses and breach of financial covenants in certain of our borrowing arrangements," "Our liquidity and financial condition have been and could continue to be adversely affected by current market and economic conditions," "Our business is significantly affected by general business, economic and cyclical market conditions, particularly in the commercial real estate industry, and accordingly, our business has been and could continue to be harmed in the event of a prolonged economic slowdown or recession or a market downturn or disruption," "Developments in the debt capital markets have adversely affected and may continue to adversely affect our results of operations and financial condition" and "We require substantial amounts of capital to fund our operations. If we are unable to maintain adequate funding on acceptable terms, our results of operations and financial condition could suffer and we could face difficulty operating our business as planned" included in Item 1A of this Annual Report on Form 10-K.

        Brokered CDs continue to provide a key liquidity source for Capmark Bank US. Although market conditions adversely affected the availability of other funding sources throughout 2008, Capmark Bank US was able to issue Brokered CDs to support growth in its loan portfolio as the Brokered CD market remained stable and provided consistently available funding. While we do not maintain specific target levels for Brokered CDs, we manage the level of Brokered CDs in response to Capmark Bank US's current and anticipated funding needs changes in depositor demand, prevailing pricing and alternative funding spreads and overall economic conditions. When issuing Brokered CDs, one of our goals is to achieve a liability maturity profile similar to that of our asset maturity profile. Based upon the increasing duration of our asset maturity profile, we have increased our issuance of Brokered CDs ranging in maturity from two to five years. We continue to monitor shorter-term maturities should the opportunity arise to issue shorter-term Brokered CDs for economic reasons.

        General economic conditions may affect our ability to access the Brokered CD market. We face the risk that we may not be able to issue Brokered CDs or may need to issue them at higher rates. An increase in rates could have a negative impact on our net interest income. Capmark Bank US also has access to secured funding through FHLB Seattle and the FRB of San Francisco, which subject to the terms of the programs. We believe that these secured borrowing arrangements may provide alternative funding sources for a portion of Capmark Bank US's Brokered CD liabilities if we are either unable to access the Brokered CD market or the overall cost of obtaining funding in this market increases significantly. Capmark Bank US's trust department also accepts deposits of principal, interest, escrow and reserve balances that borrowers maintain in custodial accounts for the purpose of paying principal and interest on their loans and funding repairs, tenant improvements, taxes and insurance on the properties that are financed with their loans. Deposits held in a fiduciary capacity are not our assets or liabilities and, accordingly, are not included in the consolidated balance sheet. A portion of these deposits are eligible for investment as deposits at Capmark Bank US at the discretion of the trust department and may provide us with an alternative form of financing.

        The following table presents information concerning the financing arrangements and other funding sources that we had in place as of December 31, 2008 (in thousands):

Financing Arrangements and Funding Sources	Amount Outstanding	Funding Limit(12)	Weighted Average Remaining Maturity
			(months)
Primary long-term funding:
Senior credit facility
Term loan(1)(3)	$2,654,721	$2,654,721	27
Revolving credit facility(1)(2)(3)	2,692,409	2,698,492	27

Total	5,347,130	5,353,213	27

Bridge loan(3)	833,000	833,000	3
Senior notes(4)	2,504,006	2,504,006	47

Total primary long-term funding	8,684,136	8,690,219	30

Secured funding(5):
Repurchase agreements(6)	47,472	60,155	—
Other secured funding facilities—Capmark Bank US(7)	1,363,504	3,537,843	26
Other secured funding facilities—Other(7)	478,273	478,273	8
Bank and third-party funding	164,240	164,240	57

Total secured funding	2,053,489	4,240,511	24

Unsecured funding:
Other unsecured funding—uncommitted—Capmark Bank US(8)	—	370,000	—
Other unsecured funding—uncommitted—Other	146,111	165,257	—
Other bank and third party loans(7)	95,357	187,420	5

Total unsecured funding	241,468	722,677	2

Subtotal	10,979,093	13,653,407	29
Brokered CDs(9)	5,690,930	5,690,930	19

Total funding and bank deposit liabilities	16,670,023	19,344,337	25

Consolidated debt agreements(10):
Secured debt attributable to the consolidation of securitizations	184,086	184,086	N/A
Secured debt attributable to the consolidation of LIHTC partnerships	180,413	180,413	N/A

Total consolidated debt agreements	364,499	364,499	N/A

Junior subordinated debentures(11)	250,001	250,001	447

Total borrowings and deposit liabilities	$17,284,523	$19,958,837	32

Notes:

(1)
Contractual capacity under our term loan is $2.75 billion in U.S. dollar equivalent amounts. Foreign currency fluctuations resulted in amounts available that were less than the contractual capacity as of December 31, 2008. Our revolving credit facility's maximum facility limit was $7.2 million lower than its contractual capacity as of December 31, 2008, as a result of capacity reductions for the excess amounts outstanding under our term loan described above and amounts reserved in respect of letters of credit and interest payments on certain borrowings. In addition, the contractual capacity under the revolving credit facility was reduced by $37.0 million due to the bankruptcy filing of one of the lenders. Our ability to borrow under the revolving credit facility is subject to the satisfaction of certain conditions, including that no event of default have occurred or be continuing. The weighted average remaining maturity of the balance outstanding under the revolving credit facility is based on the facility's contractual termination date of March 23, 2011.

(2)
In October 2008, we increased our cash position by drawing down substantially all of the remaining capacity under our revolving credit facility.

(3)
On April 20, 2009 we amended our bridge loan agreement and received waivers for our noncompliance with certain covenants under our bridge loan agreement and senior credit facility. For a discussion of the amendment and waivers see "—Primary Long-Term Funding—Senior Credit Facility" and "—Primary Long-Term Funding—Bridge Loan."

(4)
In 2008, we purchased and retired $192.5 million of our outstanding floating rate senior notes due 2010 as authorized by our board of directors.

(5)
The funding limits for secured funding are subject to lien limitations under our senior credit facility. Additionally, the funding limits reflect the contractual capacity of such agreements but are not indications of actual amounts that may be borrowed at any time. Borrowing capacity for these agreements is dependent upon our ownership of eligible assets and the discretion of the lenders.

(6)
During the year ended December 31, 2008, we did not experience any material margin calls as a result of declining collateral values.

(7)
Included in funding limit amounts are term loans that have a stated maturity date on which lenders do not have any requirement to extend the borrowings.

(8)
Capmark Bank US has access to Federal funds issued by unaffiliated financial institutions in the United States. As of March 31, 2009, the funding limit for these facilities was $90 million.

(9)
Term to maturity of Brokered CDs is calculated using the maturity date of callable deposits. There is no specific funding limit for Brokered CDs. Such limit is determined by our willingness and ability to access this market.

(10)
Represents debt agreements that we consolidate under SFAS No. 140, SFAS No. 66 and FIN 46(R).

(11)
As a result of consecutive fiscal quarters of negative adjusted earnings before taxes and our average four quarters fixed charge ratio of less than 1.20, we determined that a mandatory deferral event continued for the fourth quarter of fiscal year 2008. For a discussion of the junior subordinated debentures, see "—Unsecured Funding—Junior Subordinated Debentures."

(12)
For funding sources that do not, by their terms, have a limit on the amount that may be drawn, we have calculated the funding limit as the amount drawn as of December 31, 2008.

        In addition to the outstanding funding reflected in the above table, as of December 31, 2008, we had $1.1 billion of stockholders' equity and $72.9 million of common stock classified as mezzanine equity. As of December 31, 2008, we held $874.4 million of total cash, including $290.8 million of cash held at Capmark Bank US.

        Of the total deposit liabilities reflected in the above table, $5.7 billion consisted of FDIC insured Brokered CDs issued by Capmark Bank US, compared to $5.5 billion of Brokered CDs outstanding as of December 31, 2007. Capmark Bank US may also have access to funding in the form of escrow deposits held in trust as provided by our U.S. servicing operations. As of December 31, 2008, none of the eligible escrow funds held in trust by our U.S. servicing operations were placed on deposit with Capmark Bank US. As of December 31, 2008, the remaining amount of servicing deposits that were eligible for deposit at Capmark Bank US at the discretion of the trust department was $1.1 billion.

Primary Long-Term Funding

Senior Credit Facility

        In connection with the Sponsor Transactions, on March 23, 2006, we and a number of our subsidiaries entered into our senior credit facility with a syndicate of lenders. Our senior credit facility is unsecured and consists of a $2.75 billion multi-currency revolving credit facility and a $2.75 billion multi-currency term loan facility. The revolving credit facility is divided into a U.S. sub-facility, a Canadian sub-facility, an Irish sub-facility and a Japanese sub-facility. The U.S. sub-facility only permits borrowings to be denominated in U.S. dollars. All other sub-facilities allow for borrowings that are denominated in Euros, British pounds sterling, Japanese yen or U.S. dollars and, in the case of the Canadian sub-facility, borrowings that are also denominated in Canadian dollars. In addition, the revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same day notice, which are commonly referred to as swing lines.

        Principal amounts outstanding under both the revolving credit facility and the term loan facility are due and payable in full, at maturity, on March 23, 2011. In October 2008, we drew down substantially all of the remaining capacity under the revolving credit facility. Subject to compliance with the terms of the facility, we are permitted to borrow, repay and re-borrow amounts under the revolving credit facility from time to time. The term loan may be prepaid prior to maturity but may not be redrawn. As of December 31, 2008, we had $2.7 billion of indebtedness outstanding under the revolving credit facility and $2.7 billion of indebtedness outstanding under the term loan. These borrowings were used to refinance indebtedness owed to GMAC at the time of the Sponsor Transactions and to fund subsequent investments and operating activities.

        Our senior credit facility contains financial, affirmative and negative covenants that we believe are usual and customary for similar senior credit facilities. The covenants in the senior credit facility include limitations (each of which is subject to customary exceptions) on our ability and the ability of our current and future subsidiaries to incur additional indebtedness, grant liens, merge, consolidate or engage in asset sales, engage in transactions with affiliates and change the nature of the business conducted by us and our subsidiaries. In addition, the senior credit facility requires us to maintain a total debt to total capitalization ratio (as defined in the senior credit facility) of no more than 0.87 to 1.0. Compliance with this covenant is measured without giving effect to the consolidation of our LIHTC partnerships or other entities under SFAS No. 66 or FIN 46(R). We were not in compliance with the leverage ratio covenant as of the quarter ended December 31, 2008. The required lenders under the senior credit facility have agreed to waive our compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver our audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009.

        Our senior credit facility contains certain customary events of default, including a failure to pay principal, interest, fees or other amounts when due, a failure of a representation or warranty to be true in all material respects when made or deemed made, a breach of a covenant, a cross-default, the entry of a material judgment against us, bankruptcy or insolvency events, certain ERISA violations or a "change of control" or "ownership" as defined in the credit agreement. Upon an event of default resulting from non-compliance with the leverage ratio covenant, the senior credit facility lenders owed at least a majority of the aggregate outstanding loans can declare all outstanding loans to be immediately due and payable. Other events of default may allow for certain grace periods and materiality limitations.

        Unless the lenders under the senior credit facility and bridge loan agreement continue to waive or eliminate the leverage ratio covenant beyond May 8, 2009, further extend the maturity of the bridge loan agreement and otherwise restructure the senior credit facility and bridge loan agreement, upon expiration of the waivers we will default under these agreements and the majority lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of our debt obligations would permit our senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including our senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of our obligations, we would likely be unable to pay all such obligations. In such an event, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets or through some other form of restructuring, we will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

        Borrowings under our senior credit facility bear interest at rates that vary according to the denomination of the loan. In particular:

  •
  U.S. Dollar Denominated Borrowings.  Borrowings that are denominated in U.S. dollars bear interest at a rate equal to either (1) a base rate determined by reference to the higher of (a) the prime rate of Citibank, N.A. and (b) the Federal funds rate plus 1/2 of 1% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for deposits of U.S. dollars for the interest period relevant to the borrowing adjusted for certain additional costs. We have the option to select which rate applies to a particular borrowing.

  •
  Euro Denominated Borrowings.  Borrowings that are denominated in euros bear interest at a rate equal to an applicable margin plus a EURIBOR rate determined by reference to the cost of funds for deposits in euros for the interest period relevant to the borrowing adjusted for certain additional costs.

  •
  British Pounds Sterling and Japanese Yen Denominated Borrowings.  Borrowings that are denominated in British pounds sterling or Japanese yen bear interest at a rate equal to an applicable margin plus a LIBOR rate determined by reference to the cost of funds for deposits in the currency of the borrowings for the interest period relevant to the borrowings adjusted for certain additional costs.

  •
  Canadian Denominated Borrowings.  Borrowings that are denominated in Canadian dollars bear interest at different rates depending on whether the funds are borrowed by a Canadian borrower or a U.S. borrower. In the case of a Canadian borrower, we may elect to have interest calculated at a rate equal to a base rate determined by reference to the higher of (1) the annual rate of interest established by Citibank Canada as the reference rate of interest then in effect for determining interest rates on commercial loans denominated in Canadian dollars made by it in Canada and (2) the sum of 1/2 of 1% plus the one-month CDOR Rate for that day. Alternatively, we may treat the loan as a bankers' acceptance purchased by the lender at a discount rate determined by reference to the average of the annual discount rates for Canadian Dollar bankers' acceptances having a comparable term and face amount appearing on the Reuters Screen CDOR Page. In the case of a U.S. borrower, interest is payable at a rate equal to an applicable margin plus a LIBOR rate determined by reference to the cost of funds for deposits in Canadian dollars for the interest period relevant to the borrowing adjusted for certain additional costs.

        The applicable margins for LIBOR and EURIBOR borrowings drawn under our senior credit facility may vary from 0.600% to 0.925% and are based on the credit ratings that are given to our long-term senior unsecured indebtedness by nationally recognized ratings agencies. Borrowings that have not been repaid when due are also entitled to additional interest at a rate equal to 2%.

        In addition to paying interest on outstanding principal under our senior credit facility, we are also required to pay a facility fee to the lenders in respect of any outstanding loans and unutilized commitments. The facility fee rate may vary from 0.100% to 0.175%, depending on the credit ratings that are given to our long-term senior unsecured indebtedness by nationally recognized ratings agencies that are used to determine the applicable margin for LIBOR and EURIBOR borrowings. In addition, the facility fee is increased by 2% on any portion of any borrowings that remain unpaid when due and we must also pay customary letter of credit fees.

Bridge Loan

        In connection with the Sponsor Transactions, on March 23, 2006, we entered into a $5.25 billion unsecured bridge loan agreement with a syndicate of lenders. We borrowed the full amount available under the bridge loan in connection with the Sponsor Transactions to refinance a portion of the indebtedness that we owed to GMAC at the time. Through December 31, 2007, we repaid $3.5 billion of the bridge loan. In 2008, we repaid $900.0 million of the bridge loan with borrowings under the senior credit facility, leaving an outstanding balance of $833.0 million as of December 31, 2008. In March and April 2009, the holders of approximately 94% of the outstanding principal balance under the bridge loan agreement agreed to extend the maturity date from March 23, 2009 to May 8, 2009. In connection with the initial extension, we repaid approximately $8.2 million to certain lenders under the bridge loan agreement. We have not repaid approximately $48 million owed to one bridge lender that did not elect to extend the maturity of the bridge loan. In connection with the non-repayment, on April 3, 2009 such bridge lender filed suit against us for breach of contract among other claims as described in Item 3 of this Annual Report on Form 10-K.

        Our bridge loan agreement contains financial, affirmative and negative covenants that are substantially similar to those contained in our senior credit facility. These covenants include limitations (each of which is subject to customary exceptions) on our ability and the ability of our current and future subsidiaries to incur additional indebtedness, grant liens, merge, consolidate or engage in asset sales, engage in transactions with affiliates and change the nature of the business conducted by us and our subsidiaries. In addition, the bridge loan agreement contains a maximum total debt to total capitalization financial covenant that is the same as that contained in our senior credit facility. We were not in compliance with the leverage ratio covenant as of the quarter ended December 31, 2008. The required lenders under the bridge loan agreement have agreed to waive our compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver our audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009.

        Our bridge loan agreement also contains certain customary events of default that are substantially similar to those contained in our senior credit facility, including a failure to pay principal, interest, fees or other amounts when due, a failure of a representation or warranty to be true in all material respects when made or deemed made, a breach of a covenant, a cross-default, the entry of a material judgment against us, bankruptcy or insolvency events, certain ERISA violations or a "change of control" as defined in the bridge loan agreement. These events of default may allow for certain grace periods and materiality limitations. Upon an event of default resulting from non-compliance with the leverage ratio covenant, the bridge loan lenders owed at least a majority of the aggregate outstanding loans can declare all outstanding loans to be immediately due and payable.

        Unless the lenders under the senior credit facility and bridge loan agreement continue to waive or eliminate the leverage ratio covenant beyond May 8, 2009, further extend the maturity of the bridge loan agreement and otherwise restructure the senior credit facility and bridge loan agreement, upon expiration of the waivers we will be in default under these agreements and the majority lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of our debt obligations would permit our senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including our senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of our obligations, we would likely be unable to pay all such obligations. In such an event, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets or through some other form of restructuring, we will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

        Borrowings under our bridge loan bear interest at a rate equal to either (1) a base rate determined by reference to the higher of (a) the prime rate of Citibank, N.A. and (b) the Federal funds rate plus 1/2 of 1% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for deposits of U.S. dollars for the interest period relevant to the borrowing adjusted for certain additional costs. Borrowings that have not been repaid when due are also entitled to additional interest at a rate equal to 2%. We have the option, subject to certain conditions, to convert a particular borrowing from one interest rate to the other during the term of the bridge loan.

        The applicable margins for LIBOR borrowings drawn under our bridge loan agreement may vary from 0.500% to 0.825% and are based on the credit ratings that are given to our long-term senior unsecured indebtedness by nationally recognized ratings agencies.

        In addition to paying interest on outstanding principal under our bridge loan agreement, we are also required to pay a facility fee to the lenders in respect of outstanding principal. The facility fee rate may vary from 0.100% to 0.175%, depending on the credit ratings that are given to our long-term senior unsecured indebtedness by nationally recognized rating agencies. In addition, the facility fee is increased by 2% on that portion of any borrowings that remain unpaid when due.

Notes

        On May 10, 2007, we issued $2.55 billion aggregate principal amount of notes, consisting of $850.0 million of floating rate senior notes due 2010, $1.2 billion of 5.875% senior notes due 2012 and $500.0 million of 6.300% senior notes due 2017. A portion of the net proceeds of the issuance of those notes was used to repay approximately $2.0 billion due under our bridge loan and the remainder was used for general corporate purposes. On April 30, 2008, we completed an exchange offer for the then-outstanding notes and cancelled the notes issued on May 10, 2007 in exchange for the issuance of publicly registered notes. The 2010 floating rate notes will mature on May 10, 2010, the 2012 fixed rate notes will mature on May 10, 2012 and the 2017 fixed rate notes will mature on May 10, 2017 and are subject to earlier optional or mandatory redemption under specified circumstances. The interest rate payable on the notes is subject to adjustment from time to time if either Moody's or S&P modifies the debt rating assigned to our notes.

        In 2008, we purchased and retired $192.5 million of our outstanding floating rate senior notes due 2010. The notes were purchased at a discount to the outstanding principal amount resulting in gains of $61.5 million, net of unamortized issuance costs. These gains are reported as a component of other gains, net, in the consolidated statement of operations for the year ended December 31, 2008.

        In the fourth quarter of 2007, we purchased and retired $20.0 million of our outstanding floating rate senior notes due 2010 in a privately negotiated transaction with a third party and recognized a gain of $3.6 million. The gain is reported as a component of other gains, net, in the consolidated statement of operations for the year ended December 31, 2007.

Secured Funding

Repurchase Agreements

        We have been a party to several repurchase agreements with financial institutions located in the United States, which we typically use to fund loans and investment securities. Under a repurchase agreement, we sell loans or investment securities that we hold on our consolidated balance sheet to a counterparty subject to an agreement by the counterparty to sell the same loans or securities back to us at a later date. The repurchase price is generally equal to the original sale price plus an interest factor that is typically based on a benchmark plus a margin. We account for these agreements as indebtedness that is secured by the loans or securities that are sold to the counterparty.

        As of December 31, 2008, approximately $47.5 million of our indebtedness was attributable to repurchase agreements. Our obligations under these agreements were denominated in U.S. dollars and typically had a term of one month or less. Because we borrow under repurchase agreements based on the estimated fair value of the pledged loans and securities, and because changes in interest rates can negatively impact the values of the pledged loans and securities, our ongoing ability to borrow under our existing repurchase facilities may be limited and our lenders may initiate margin calls in the event the value of the pledged instruments declines as a result of adverse changes in interest rates or credit spreads.

        The following table presents information concerning our obligations under repurchase agreements as of December 31, 2008.

Counterparty(1)	Facility Limit	Amount Drawn	Remaining Availability
	(in thousands)
JPMorgan(2)	$47,472	$47,472	$—
Pershing LLC	12,683	—	12,683

Total	$60,155	$47,472	$12,683

    Notes:

    (1)
    The counterparty includes subsidiaries and affiliates of the counterparty named in the table.

    (2)
    This facility was terminated in March 2009.

Other Secured Uncommitted Funding Facilities—Capmark Bank US and Other

        We have established other uncommitted secured funding facilities with financial institutions located in the United States and Asia. The facilities have typically provided for the transfer of loans and investment securities to one or more special purpose entities, some of which issue debt securities against those assets. The secured uncommitted funding facilities currently available to us are primarily through Capmark Bank US. As of December 31, 2008, approximately $1.8 billion of our indebtedness was attributable to indebtedness incurred under these other uncommitted secured facilities. This indebtedness was denominated in U.S. dollars, British pounds sterling and Japanese yen. The balance of these facilities had an aggregate facility limit of $4.0 billion as of December 31, 2008, of which $2.2 billion was available as of that date on an uncommitted basis and subject to compliance with collateral requirements. Issuance of secured indebtedness is subject to limitations under the various facilities. The lenders of these secured funding facilities require a specific amount of eligible assets as collateral for the amounts borrowed.

        The following table presents information concerning our other secured funding facilities as of December 31, 2008.

Financing Arrangement	Facility Limit	Amount Drawn	Remaining Availability
	(in thousands)
Capmark Bank US:
FHLB of Seattle(1)	$1,970,801	$1,113,504	$857,297
FRB of San Francisco(2)	1,567,042	250,000	1,317,042

Total	3,537,843	1,363,504	2,174,339
Non-Capmark Bank US:
Shinsei asset-backed facility(3)	192,299	192,299	—
Société Générale sponsored asset-backed facility(4)	98,355	98,355	—
Merrill Lynch "Roaring Fork" facility	187,619	187,619	—

Total	478,273	478,273	—

Total	$4,016,116	$1,841,777	$2,174,339

Notes:

(1)
As a member of the FHLB of Seattle, Capmark Bank US, our wholly-owned subsidiary, has access to a number of secured borrowing programs. The terms and pricing offered by the FHLB of Seattle are subject to change.

(2)
The Board of Governors of the Federal Reserve System established a term auction facility in December 2007 to provide cash after interest rate cuts failed to alleviate banks' reluctance to lend amid concerns relating to deteriorating market conditions. The funding is available to our wholly-owned subsidiary, Capmark Bank US.

(3)
This facility terminated in January 2009 and was paid in full.

(4)
This facility terminated in March 2009 and was paid in full.

        Capmark Bank US's total borrowing capacity with both the FHLB of Seattle and the FRB of San Francisco are reported as of December 31, 2008. Actual borrowing capacity on any business day is subject to change as individual qualifying loans are routinely pledged and de-pledged by Capmark Bank US in the normal course of business. Additionally, changes in loan performance and other collateral-specific criteria may affect whether an individual loan continues to qualify as collateral for Capmark Bank US's outstanding borrowings at either the FHLB of Seattle or the FRB of San Francisco.

        Due to deteriorating economic conditions, during the later part of 2008 and in early 2009, Capmark Bank US experienced a decline in the volume of qualifying collateral available to support our FHLB of Seattle and FRB of San Francisco secured borrowings. If a reduction in qualifying collateral pledged at either the FHLB of Seattle or FRB of San Francisco reduces Capmark Bank US's total borrowing capacity to a level below that needed to support then-outstanding secured borrowings, Capmark Bank US is required to take one or more of the following remedial steps: (1) post additional loan collateral; (2) prepay a portion of the then-outstanding borrowings and/or; (3) post a cash deposit to adequately cover any remaining collateral shortfall. Subsequent to December 31, 2008, Capmark Bank US's collateral position with the FHLB of Seattle deteriorated due to a decline in the volume of qualifying collateral and a combination of the remedial steps cited above has been taken by Capmark Bank US as necessary. No material change in Capmark Bank US's available borrowing capacity with the FRB of San Francisco has occurred subsequent to December 31, 2008.

        As of December 31, 2008, Capmark Bank US held $48.9 million in FHLB of Seattle capital stock, all of which was required in connection with our outstanding borrowings. Any incremental borrowings from the FHLB of Seattle would require Capmark Bank US to acquire additional capital stock in the amount of 4.5% of any incremental principal borrowed.

        Recently, the FHLB of Seattle announced that it will not be paying quarterly dividends on its capital stock and it is not known when the payment of dividends might resume. In the past, following the repayment by Capmark Bank US of its FHLB of Seattle borrowings, any excess FHLB of Seattle capital stock was typically repurchased at par by the FHLB of Seattle shortly thereafter. The FHLB of Seattle also announced its intention to suspend its practice of repurchasing excess stock until further notice. As such, if Capmark Bank US were to reduce our FHLB of Seattle borrowings, we would likely continue to hold an excess FHLB of Seattle capital stock position for an unspecified period of time. However, if Capmark Bank US were to subsequently increase our outstanding FHLB of Seattle borrowings, any then-outstanding excess capital stock would qualify to support the higher borrowing level, thereby satisfying in part or in whole the amount of additional FHLB of Seattle capital stock that Capmark Bank US would otherwise have to purchase.

Bank and Third-Party Funding Facilities

        We have utilized committed secured funding to finance our ownership of certain real estate investments in the United States, Taiwan and Japan. As of December 31, 2008, approximately $164.2 million of our outstanding indebtedness was attributable to indebtedness incurred under committed secured financing arrangements with a number of lenders. This indebtedness was denominated in U.S. dollars, Taiwanese dollars and Japanese yen and had a weighted average maturity of 57 months.

Unsecured Funding

Other Unsecured Funding—Uncommitted—Capmark Bank US and Other

        We have Federal funds relationships with financial institutions in the United States that provide an additional uncommitted source of short-term unsecured funding to Capmark Bank US. As of December 31, 2008, we had approximately $146.1 million of outstanding indebtedness attributable to uncommitted revolving credit lines in the United States and the Philippines.

Other Bank and Third-Party Loans

        We have entered into term loans and committed credit lines with a number of banks and non-bank finance companies in North America and Asia. We have used these loans to fund our short-term liquidity needs in connection with our lending and real estate-related investment activities. As of December 31, 2008, we had $95.4 million of indebtedness outstanding under these financing arrangements. These borrowings are denominated in U.S. dollars and Japanese yen and bear interest at either fixed or floating rates. As of December 31, 2008, our borrowings under these financing arrangements had a weighted average remaining term to maturity of five months.

Brokered CDs

        Capmark Bank US accepts deposits in the form of time and money market deposits and issues callable and non-callable certificates of deposit in the Brokered CD market. Capmark Bank US's trust operation accepts deposits of principal, interest, escrow and reserve balances that borrowers maintain in custodial accounts for the purposes of paying principal and interest on their loans and funding repairs, tenant improvements, taxes and insurance on the properties that are financed with their loans. Deposits held in a fiduciary capacity are not assets or liabilities of our Company and, accordingly, are not included in our consolidated balance sheet. A portion of these deposits are eligible for investment as deposits at Capmark Bank US at the discretion of the trust department and may provide us with an alternative form of financing. Deposits that are made with Capmark Bank US are insured by the FDIC, subject to applicable limitations. As of December 31, 2008, Capmark Bank US had $5.7 billion in aggregate deposit liabilities for Brokered CDs.

Consolidated Debt Agreements

        We are required under GAAP to consolidate the assets and liabilities of certain upper-tier and lower-tier partnerships that form part of our LIHTC funds. These partnerships generally have amounts of secured indebtedness outstanding. As of December 31, 2008, approximately $180.4 million of our outstanding indebtedness was attributable to indebtedness of these partnerships that were required to be included in our consolidated balance sheet under GAAP. In addition, we account for certain securitizations in our European Operations segment as on-balance sheet borrowings secured by a pledge of collateral, due to the structure of the transactions. As of December 31, 2008, balances under these collateralized borrowings for certain securitizations totaled $184.1 million.

Junior Subordinated Debentures

        We issued $250.0 million in aggregate principal amount of our junior subordinated debentures to Capmark Trust, a Delaware statutory trust, which in turn issued $250.0 million in aggregate liquidation amount of floating rate trust preferred securities to GMAC in exchange for the reduction of an equivalent amount of indebtedness that we owed GMAC at the time. The trust preferred securities entitle GMAC to receive, on a quarterly basis, cumulative cash distributions of amounts actually received by the trust in respect of our junior subordinated debentures, including upon redemption of the junior subordinated debentures. Interest accrues and is payable on the junior subordinated debentures on a quarterly basis at an annual rate equal to three-month LIBOR plus an applicable margin. We have the option to defer interest payments from time to time on the junior subordinated debentures for a period of up to ten years, subject to certain limitations. In addition, interest payments are mandatorily deferred if we do not meet certain financial tests relating to our capital adequacy, interest coverage or adjusted earnings before taxes. As a result of two consecutive fiscal quarters of negative adjusted earnings before taxes and the determination that the average four quarters fixed charge ratio as of the end of the most recently completed applicable fiscal quarter was less than 1.20, we determined that a mandatory deferral of interest payments event occurred in early 2008 and is continuing. We provided notice of such occurrence to the indenture trustee. Upon the occurrence and during the existence of a mandatory deferral event, we may pay interest on the junior subordinated debentures only with the proceeds of eligible equity offerings. If we are unable to raise sufficient proceeds from eligible equity offerings to pay all accrued interest on the junior subordinated debentures prior to the second anniversary of the mandatory deferral event, the applicable margin for the junior subordinated debentures is reduced until the earlier of our compliance with the financial tests referred to above and the tenth anniversary of the mandatory deferral event. We are required to use our commercially reasonable efforts to complete an eligible equity offering if a mandatory deferral occurs and continues for a period of more than one year, or an optional deferral occurs and continues for a period of more than five years. Unless the mandatory deferral events are no longer continuing at the end of the first quarter of 2009, a mandatory deferral event will have occurred and been continuing for a period of more than one year on June 27, 2009. During the existence of a mandatory deferral event, we may not pay dividends on our common stock or make payments of interest or principal on debt securities that rank equal or junior to the subordinated debentures. We currently have no debt securities outstanding that rank equal or junior to the junior subordinated debentures.

        The junior subordinated debentures mature on March 23, 2046. Prior to March 23, 2011, the junior subordinated debentures are redeemable upon the occurrence of certain events. From and after March 23, 2011, we may redeem the junior subordinated debentures, at our option, at any time at a price equal to 100% of their principal amount plus accrued interest. We have agreed, however, for the benefit of certain holders of our senior indebtedness, that we will not redeem the junior subordinated debentures prior to maturity except with the proceeds from the sale of certain qualifying securities.

Debt Refinanced, Repaid or Assumed by GMAC in connection with the Sponsor Transactions

        Prior to the Sponsor Transactions, we obtained debt financing under a number of financial instruments with GMAC. GMAC provided credit support for a significant amount of our financial obligations. In connection with the Sponsor Transactions, on March 23, 2006 we refinanced $7.1 billion of unsecured indebtedness and $603.7 million of secured indebtedness that we owed GMAC with borrowings under our senior credit facility, our bridge loan and with trust preferred securities issued to GMAC that are funded with our junior subordinated debentures. In addition, other than with respect to legacy guarantees of some of our outstanding obligations, the credit support provided by GMAC was terminated. Other than with respect to the legacy guarantees of some of our outstanding obligations and the contractual arrangements entered into by us, the Sponsors and GMAC in connection with the Sponsor Transactions as described in Item 13 of this Annual Report on Form 10-K, GMAC's only remaining material financial involvement in our Company consists of its ownership of approximately 21.3% of our outstanding common stock and all of the trust preferred securities of Capmark Trust that are funded with our junior subordinated debentures. We have agreed to use commercially reasonable efforts to cause any remaining guarantees issued by GMAC prior to the Sponsor Transactions to be terminated and to reimburse and indemnify GMAC for any liabilities incurred with respect to those legacy guarantees. See "Certain Relationships and Related Person Transactions and Director Independence—Termination of Guarantees Provided by GMAC; Indemnification" included in Item 13 of this Annual Report on Form 10-K.

Commitments and Contractual Obligations

Commitments

        In connection with our business activities, we enter into commitments that may give rise to future cash funding requirements. As of December 31, 2008, these commitments consisted of commitments to originate or purchase loans or investments, commitments to fund loans and commitments to provide equity to equity method investees. We also have commitments to sell loans. The future cash payments and receipts that were associated with these obligations as of December 31, 2008 are summarized in the table below. Because these commitments may expire unused and may require certain conditions to be met prior to funding, the amounts shown do not necessarily reflect our actual future cash funding requirements.

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to originate or purchase loans	$16,290	$—	$—	$—	$16,290
Commitments to fund construction loans	109,553	354,923	323,262	30,066	817,804
Commitments to fund other loans	130,544	718,434	91,508	205,516	1,146,002
Commitments to purchase investments	44,966	—	—	—	44,966
Commitments to provide equity to equity method investees	7,136	77,993	2,896	73,530	161,555

Total	$308,489	$1,151,350	$417,666	$309,112	$2,186,617

Commitments to sell loans	$229,572	$—	$—	$—	$229,572

        As an approved multifamily seller/servicer under Fannie Mae's DUS™ program, we are responsible for assuming a portion of the losses that may result from a borrower's payment default on the loans that we have sold to Fannie Mae. Our loss sharing obligations are determined based on agreed loss sharing formulas. We generally are required to assume responsibility for the first 5% of the unpaid principal and a portion of any additional losses up to a maximum of 20% of the original principal balance of the loan. Any significant losses under this program would have an adverse effect on our results of operations and financial condition.

        The table above reflects the future cash payments and receipts associated with commitments for the entire Company. The future cash payments and receipts solely associated with the commitments for Capmark Bank US as of December 31, 2008 are summarized in the table below:

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to originate or purchase loans	$16,290	$—	$—	$—	$16,290
Commitments to fund construction loans	18,162	262,980	314,957	30,066	626,165
Commitments to fund other loans	34,888	472,893	91,259	3,280	602,320

Total	$69,340	$735,873	$406,216	$33,346	$1,244,775

Commitments to sell loans	$169,473	$—	$—	$—	$169,473

        The future cash payments and receipts associated with the commitments for all non-Capmark Bank US entities as of December 31, 2008 are summarized in the table below:

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to fund construction loans	$91,391	$91,943	$8,305	$—	$191,639
Commitments to fund other loans	95,656	245,541	249	202,236	543,682
Commitments to purchase investments	44,966	—	—	—	44,966
Commitments to provide equity to equity method investees	7,136	77,993	2,896	73,530	161,555

Total	$239,149	$415,477	$11,450	$275,766	$941,842

Commitments to sell loans	$60,099	$—	$—	$—	$60,099

Contractual Obligations

        In the ordinary course of our business, we enter into contractual arrangements that may require future cash payments. As of December 31, 2008, our contractual obligations primarily consisted of long-term borrowings and deposit liabilities, derivatives instruments, FIN 48 obligations and operating leases. The future cash payments that were associated with these obligations as of December 31, 2008 are summarized in the table below.

	Payments due by Period
Type of Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Borrowings and deposit liabilities(1)	$4,319,402	$5,667,317	$3,228,741	$1,964,968	$15,180,428
Derivative instruments(2)	241,615	365,431	155,569	122,634	885,249
FIN 48 obligations(3)	28,493	17,825	71,203	—	117,521
Operating leases and other(4)	40,158	71,886	65,038	9,150	186,232

Total	$4,629,668	$6,122,459	$3,520,551	$2,096,752	$16,369,430

Notes:

(1)
Includes the scheduled maturity of long-term borrowings and deposit liabilities with an original maturity of one year or more, including interest. Interest was calculated for fixed-rate obligations using the contractual fixed interest rate, and for floating-rate obligations, using the appropriate forward-yield curve as of December 31, 2008. Excluded from this table are our short-term borrowings ($3.3 billion), deposit liabilities with an original maturity of less than one year ($790.1 million), and interest thereon.

(2)
Represents the contractual payments due on our derivative instruments based on rates in effect as of December 31, 2008 but excludes the anticipated amounts that would be contractually received on such instruments, totaling $297.1 million in less than one year, $423.2 million in one to three years, $174.9 million in three to five years, and $113.0 million in more than five years, aggregating to $1.0 billion in total.

(3)
Represents uncertain tax positions related to permanent and temporary tax differences, including interest and penalties. Includes $1.7 million of uncertain tax positions which may be settled through the reduction of our net operating loss deferred tax asset rather than through a cash payment. The years for which uncertain tax positions will be resolved have been estimated. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify our Company for any and all taxes with respect to our Company and our subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, we have agreed to indemnify GMAC for any and all tax liabilities of our Company and our subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in our consolidated financial statements.

(4)
Includes the future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008. Also includes payments due to GMAC and our Sponsors and their affiliates under a management agreement which has no contractual term and, for purposes of this table, is reflected as a future cash payment in each year for a period of five years.

Guarantees and Off-Balance Sheet Transactions

Guarantees

        We enter into guarantees in the ordinary course of our business, including, among others, guarantees in support of some of our LIHTC sponsored funds, NMTC sponsored funds and guarantees of payment of some of the agency and construction loans that we originate and certain other transactions.

        We hold variable interests in syndicated affordable housing partnerships where we provide unaffiliated investors with a guaranteed yield on their investment. As of December 31, 2008, our estimate of actual loss under these yield guarantees was $264.8 million and is reported as a component of real estate syndication proceeds and related liabilities in the consolidated balance sheet. As of December 31, 2008, our maximum exposure to loss under the yield guarantees was approximately $1.6 billion. This maximum exposure is extinguished over the lives of the guaranteed syndicated affordable housing partnerships as annual tax benefits are delivered to investors.

Securitizations

        We have been involved in several types of off-balance sheet arrangements including securitization activities. The primary purposes of these transactions are to:

  •
  allow us to take advantage of the pricing benefits and value creation associated with selling loans in a diversified pool;

  •
  permit us to realize gains from our loan originations and reallocate capital to new lending opportunities;

  •
  provide us with a source of master servicing rights that allow us to earn recurring servicing fees;

  •
  create various classes of real estate-related investment securities that may be offered to investors in the capital markets; and

  •
  provide us with an additional source of liquidity.

        Securitization activities have been important to our growth and profitability. The decrease in our securitization activities as a result of recent market disruptions has reduced the distribution channels for our lending operations and disrupted our mortgage banking and servicing activities, which in turn have adversely impacted our operating profit.

        As part of our securitization activities, we generally sell assets to bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries are separate legal entities that assume the risks and rewards of owning the loan receivables. Securitizations are structured to provide a means of monetizing investments through the use of a bankruptcy-remote subsidiary. Upon acquiring assets that are to be securitized, our bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts' activities are generally limited to acquiring the assets, issuing asset-backed or mortgage-backed securities, making payments on the securities issued by them and furnishing periodic reports to investors. Due to the nature of the assets held by the trusts and the limited nature of each trust's activities, most trusts qualify as Qualified Special Purpose Entities ("QSPEs") under SFAS No. 140 and, accordingly, are not consolidated in our financial statements.

        As part of our securitization activities, we generally agree to service the transferred assets for a fee and may earn other related ongoing income. We may also retain an interest in the securitization trust as partial payment for the assets transferred to it or make an equity investment in a fund that purchases interests in one of our securitization trusts. A retained interest in a securitization trust may consist of senior or subordinated interests, may be investment grade, below investment grade or unrated and may include principal-only or interest-only securities. A subordinated interest, sometimes referred to as a "B-piece" or a "first loss position," typically entitles its holder to receive payments only after all investors holding more senior interests are paid in full. We record our retained interests in unconsolidated securitization trusts as investment securities on our balance sheet. We also purchase derivative financial instruments in order to facilitate securitization activities, as further described in Note 16 to our audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

        The following table presents the fair values of our retained interests from securitization transactions as of the dates indicated.

	As of December 31,
	2008	2007	2006
	(in thousands)
Commercial mortgage loans	$26,810	$65,078	$110,950
Taxable investment securities	32,407	66,852	97,528
Tax-exempt investment securities	—	—	79,449
Mortgage servicing rights	81,683	101,760	102,709

Total	$140,900	$233,690	$390,636

        We recognized a pre-tax loss of $2.7 million and $1.0 million for the years ended December 31, 2008 and 2007 and pre-tax gains of $43.7 million for the period from March 23, 2006 to December 31, 2006 and $16.7 million for the period from January 1, 2006 to March 22, 2006, respectively, from the securitization of financial assets, inclusive of gains and losses related to hedging activities.

        Cash flows received from (and paid to) securitization trusts consisted of the following for the periods indicated.

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
	(in thousands)
Proceeds from new securitizations	$31,796	$3,312,148	$1,745,500	$3,269,402
Servicing fees received	21,260	22,199	5,470	13,393
Other cash flows received on retained interests	24,259	29,618	26,901	18,930
Servicing advances	(170,387)	(199,470)	(54,793)	(156,840)
Repayments of servicing advances	163,681	190,235	52,360	166,067

        For the year ended December 31, 2008, we entered into one loan securitization transaction in which we sold $34.8 million of loans to an off-balance sheet securitization trust and incurred a net loss on sale totaling $2.7 million.

Purchase and Indemnification Obligations

        The instruments governing some of our securitization transactions and other off-balance sheet transactions contain customary provisions that require us to purchase specific assets from our securitization trusts and indemnify the issuer with respect to any material misstatement or omission with respect to information we provide for inclusion in the applicable offering documents. In connection with certain asset sales and securitization transactions, we typically make customary representations and warranties to the purchaser of our assets that relate to the characteristics of the assets transferred. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser's requirements, as described in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, we have not recorded a liability in our consolidated balance sheet relating to these potential obligations. The maximum potential amount of future payments that we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales and, as a result, we are unable to develop an estimate of the maximum payout under these representations and warranties. As of December 31, 2008, we had not been required to repurchase any assets under these provisions.

Recourse Agreements with Government Agencies

        We participate as a lender in Fannie Mae's DUS™ program and other similar programs. As a condition to Fannie Mae's delegation of responsibility for underwriting, originating and servicing of loans under the program, we assume a limited first-dollar loss position throughout the term of each loan we sell to Fannie Mae. As of December 31, 2008, we maintained a liability for such potential losses in the amount of $20.9 million. The maximum amount of loss we were exposed to under these programs was $693.9 million as of December 31, 2008.

Interests in NMTC Funds

        We sponsor NMTC funds that make investments in qualifying CDEs that receive new markets tax credit allocations under a federal program that is designed to increase the availability of investment capital in low-income communities. We have determined that our NMTC funds are variable interest entities under FIN 46(R) and that we were the primary beneficiary of all but seventeen of the NMTC funds that we had sponsored as of December 31, 2008. The NMTC funds of which we were not the primary beneficiary had total assets of $376.7 million as of December 31, 2008. Our exposure to loss relating to these NMTC funds was $217.1 million as of that date, representing the amount of financing we have provided to the funds.

Interests in Collateralized Debt Obligations

        We have sponsored CDOs in which we may retain a subordinated or equity interest and for which we serve as the collateral manager. When we sponsor a CDO, we establish a bankruptcy-remote special purpose entity that purchases a portfolio of assets that may consist of commercial mortgage loans and other real estate-related securities and issues debt and equity certificates, representing interests in the special purpose entity. Certain of the CDOs that we have sponsored were initially structured, or have been restructured, as QSPEs under SFAS No. 140 and, accordingly, are not consolidated in our financial statements.

        The CDOs that we have sponsored that have not been structured as QSPEs are variable interest entities under FIN 46(R). We have determined that we were not the primary beneficiary of any of these entities as of December 31, 2008 and, accordingly, have not consolidated them in our financial statements. These CDOs had total assets of $4.1 billion as of December 31, 2008. Our exposure to loss relating to these CDOs was approximately $32.0 million as of that date, representing the value of our retained interests in these entities including our indirect interests in the CDOs held through our co-investment in a sponsored investment fund.

Credit Risk Management

        Credit risk represents the risk that a financial loss will result from the failure of a borrower, obligor or counterparty to perform its obligations. We have developed and implemented formal, systematic credit risk management policies and processes for our lending activities that are designed to preserve the independence and integrity of credit-related decisions and to ensure that credit risks are accurately assessed, are properly approved, and are monitored and actively managed at both the transaction and portfolio levels. These policies and processes employ specific limits on credit approval authorities, the use of a programmatic risk-rating methodology, certain concentration limitations and independent credit risk monitoring and asset management procedures. In order to meet our credit risk management objectives, we seek to maintain a risk profile that is diverse in terms of property type, geographical location and single asset exposure. Historically, we have managed this diversification through the use of asset sales, including syndications, participations and securitizations and other risk reduction techniques.

Asset Quality

        Challenging economic conditions have resulted in declining loan asset quality in recent quarters, particularly during the fourth quarter of 2008, resulting in adverse credit migration and increases in non-performing loans. The factors contributing to the decline in asset quality include weak economic conditions, market illiquidity, declining commercial real estate fundamentals, our concentration of transitional real estate risk, and declining real estate values.

        2008 was characterized by a lack of available financing for commercial real estate and a corresponding scarcity of purchases and sales of real estate. Typically, the primary repayment source for a commercial real estate loan is refinancing, or in some cases, the sale of the property. The market illiquidity experienced in 2008 resulted in a lack of viable repayment sources for maturing loans, which has contributed to increased loan extension activity. We have granted, and may in the future continue to grant, extensions of loans, subject to negotiation of acceptable consideration for such extensions. The nature of such consideration depends on the credit profile of a given loan, but might include a partial pay-down and/or an increased interest rate. If we and the borrower are unable to reach mutually acceptable extension terms, and the borrower is unable to refinance or otherwise repay the loan due to market conditions, the loan will default and be classified as non-performing. Such circumstances have contributed to increases in defaults and non-performing loans.

        Current recessionary economic conditions have reduced demand by users (tenants) of commercial real estate. Reductions in demand impact current property cash flows and the expectation for future cash flows. Our loan portfolio is significantly comprised of construction loans and interim, floating rate loans secured by "transitional" real estate. The repayment of such loans is dependent on the construction and renovation, and subsequent leasing, of collateral and debt service payments for such loans are dependent on capitalized reserves or subsidization by sponsors. Reductions in demand by users of commercial real estate have caused certain of these loans to fail to achieve underwritten expectations for leasing and cash flow, contributing to increases in defaults and non-performing loan classifications.

        The scarcity of commercial real estate financing, declining fundamentals and generally weak economic conditions have contributed to reductions in commercial real estate values. This trend is putting additional pressure on our loan portfolio, causing loan-to-value ratios to rise. During the fourth quarter of 2008, we obtained updated appraisals on approximately $1.8 billion of loans. The new appraisals in combination with other loan-level data resulted in the detection of impairment in certain loans, contributing to the increase in loans classified as non-performing in the fourth quarter of 2008.

Collateral Type Diversification of Our Loan Portfolio

        The following table summarizes the composition of our entire loan portfolio as of December 31, 2008 and 2007, in aggregate by collateral type (in thousands):

	December 31, 2008		December 31, 2007
Collateral Type	Amount	Percentage	Amount	Percentage
Multifamily	$2,367,555	19%	$2,828,286	19%
Office	2,535,343	21	3,052,122	21
Hospitality	2,148,095	17	1,558,172	11
Healthcare	1,699,960	14	1,611,729	11
Retail	1,306,862	11	2,808,654	19
Mixed-use and other(1)	2,229,059	18	2,845,272	19

Total(2)	$12,286,874	100%	$14,704,235	100%

Notes:

(1)
Mixed-use and other consists of loans secured by properties with more than one commercial real estate property type, loans secured by pools of mixed property types, plus loans secured by various other property types including, but not limited to, undeveloped land, industrial properties, condominiums, and golf courses.

(2)
The above table sets forth our exposure to these property types in the loan portfolio. We maintain additional direct and indirect exposure to these property types through our interests in funds, securities, equity investments and other non-loan exposures.

Geographical Diversification of Our Loan Portfolio

        The following table summarizes the composition of our entire loan portfolio by geographical location as of the dates indicated.

December 31, 2008			December 31, 2007
Location	Amount	Percentage	Location	Amount	Percentage
(in thousands)
Southern California	$1,061,458	9%	Southern California	$1,166,225	8%
Metropolitan NY	741,040	6	Metropolitan NY	671,022	5
Phoenix	625,623	5	Phoenix	573,793	4
Washington, DC	612,565	5	Washington, DC	543,264	4
Dallas	495,127	4	Dallas	467,255	3
Chicago	448,413	4	Atlanta	411,548	3
San Francisco	424,518	3	Philadelphia	385,470	2
Other—North America	6,600,826	54	Other—North America	6,639,227	45
Europe	483,087	4	Europe	3,036,361	21
Asia	794,217	6	Asia	810,070	5

Total balance sheet loans(1)	$12,286,874	100.0%	Total balance sheet loans(1)	$14,704,235	100.0%

Note:

(1)
The table sets forth our exposure to these locations in the loan portfolio. We maintain additional direct and indirect exposure to these locations through loans secured by pools of assets spanning multiple locations, and our interests in funds, securities, equity investments and other non-loan exposures.

        Our loan portfolio consists of loans used to finance properties in more than 115 markets, including all of the major metropolitan areas in the United States and major markets in the United Kingdom, Germany and Japan. Our Southern California concentration (primarily concentrated in the Los Angeles/Riverside/Orange County metropolitan statistical area) currently represents our largest geographic concentration at 8.6% of our geographical exposure as of December 31, 2008. This concentration is spread across 134 loans and eight property types, with no one property type within any market comprising more than 3.1% of our total exposure. Our exposure in any geographic region is subject to the risk that the performance of the loans in that region could be harmed by an economic slowdown or the occurrence of a catastrophe in the region.

Single Risk Exposures in Our Loan Portfolio

        As of December 31, 2008, we had 37 loan commitments that exceeded $50.0 million. Our aggregate commitments with respect to these 37 loans totaled $2.9 billion, of which $2.4 billion has been funded. Two of these loans are non-performing and maintained on non-accrual status. The gross commitment and funded amount related to these non-performing loans totaled $130.0 million and 128.3 million, respectively, as of December 31, 2008. The remaining 35 loans are performing loans.

Originated Non-Performing Assets

        Our originated non-performing assets consist of all of our loans that are on non-accrual status and all of our real estate acquired through foreclosure, excluding any loans which were on non-accrual status at the time we acquired such loans for investment purposes ("acquired non-performing loans"). The following table presents information concerning our originated non-performing assets as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Gross principal balance	$933,301	$259,338
Basis adjustments before allowance for loan losses(1)	(167,911)	(50,898)
Specifically assigned allowance for loan losses	(50,111)	(6,919)

Carrying value	$715,279	$201,521

Carrying value as a percentage of total assets	3.5%	0.9%

    Note:

    (1)
    Basis adjustments include valuation allowances and other discounts to carrying value, before deducting the allowance for loan losses.

Acquired Non-Performing Loans

        We have acquired non-performing loans for investment purposes at substantial discounts to par. At the time of acquisition, these non-performing loans evidenced credit quality deterioration and the probability that not all contractually required payments would be collected. The carrying value of these loans totaled $301.7 million and $358.4 million as of December 31, 2008 and 2007, respectively. We recognize an estimate of the accretable yield on these loans. The accretable yield is limited to the excess of the estimated undiscounted principal, interest and other expected cash flows over the acquisition price of the loans.

        We seek to maximize recovery on our acquired non-performing loans. However, the time and amount of our expected cash flows from such loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. We established an allowance for loan losses on acquired non-performing loans of $3.6 million as of December 31, 2008. In addition, charges for impairments of acquired non-performing loans totaled $55.4 million and $12.5 million for the years ended December 31, 2008 and 2007, respectively, $1.5 million for the period from March 23, 2006 to December 31, 2006 and $11.3 million for the period from January 1, 2006 to March 22, 2006.

Allowance for Loan Losses

        We maintain an allowance for loan losses in order to provide for the risk of loan losses relating to loans that we hold for investment. Our allowance for loan losses is used to cover estimated losses on loans that we have specifically identified as being impaired and a "portfolio reserve" for incurred, but not specifically identified, losses based on periodic reviews and analyses of our loan portfolio. We increase our allowance for loan losses as necessary by making a charge to our provision for loan losses. Amounts deemed to be uncollectible are charged against the allowance for loan losses. We credit our allowance for loan losses if we recover previously written down amounts on an impaired loan that is held for investment.

        The following table summarizes the activity in our allowance for loan losses relating to our loan portfolio held for investment for the periods indicated.

	Year ended December 31,
Allowance Activity	2008	2007	2006
	(in thousands)
Beginning allowance for loan losses	$28,752	$61,715	$31,283
Initial impact of push down adjustments	—	—	(27,594)
Provisions charged to income	179,665	32,666	74,616
Loans charged off	(82,264)	(70,880)	(18,079)
Foreign currency translation adjustment	98	4,898	1,236
Transfers and other(1)	(18,040)	353	253

Ending allowance for loan losses	$108,211	$28,752	$61,715

Note:

(1)
"Transfers and other" includes the impact of transfers of our loans from "held for investment" to "real estate acquired through foreclosure" on our consolidated balance sheet.

Portfolio of Investment Securities

        Our portfolio of investment securities consists primarily of CMBS, ABS and CDOs; tax-exempt securities; TMK securities; GSE securities; U.S. Treasury securities; and other investment securities. We have acquired these securities from time to time in connection with our lending, securitization and capital markets activities and, in certain situations, have acquired them for trading purposes. We classify these investment securities on our consolidated balance sheet as held for sale, trading or held for maturity. For a description of the policies that we apply when valuing our investment securities, see "—Critical Accounting Estimates."

        The following table summarizes the composition of our total investment securities portfolio by category of credit rating as of the dates indicated.

	December 31,
	2008		2007		2006
	Carrying Value	Percentage of Total Investment Securities	Carrying Value	Percentage of Total Investment Securities	Carrying Value	Percentage of Total Investment Securities
	(in thousands)
CMBS, ABS and CDOs:
Investment grade	$31,981	1.4%	$34,426	3.0%	$44,292	2.2%
Interest only	16,052	0.7	30,046	2.6	37,209	1.8
Non-investment grade	43,936	1.9	123,575	10.9	259,198	12.7
Unrated	1,305	0.1	—	—	—	—
Tax-exempt securities:
Investment grade	42,360	1.8	21,300	1.9	809,859	39.7
Unrated	200,265	8.7	254,364	22.4	241,476	11.8
TMK securities, unrated	325,343	14.1	312,163	27.5	268,744	13.2
GSE securities:
Investment grade	296,160	12.9	309,044	27.2	307,746	15.1
Interest only	11,519	0.5	—	—	—	—
U.S. Treasury and other securities
Investment grade	1,325,018	57.6	45,167	4.0	65,815	3.2
Interest only	2,112	0.1	—	—	—	—
Unrated	5,300	0.2	5,291	0.5	5,951	0.3

Total	$2,301,351	100.0%	$1,135,376	100.0%	$2,040,290	100.0%

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

        Market risk represents the risk that a change in the level of one or more market prices, rates, indices, implied volatilities, correlations or other market factors will result in a financial loss. The primary market risks that we face are interest rate risk, credit spread risk and foreign currency risk. These risks include the risk that changes in prevailing interest rates, credit spreads or foreign currency exchange rates will impact the fair value of our assets and liabilities, decrease our revenue or increase our expenses. We seek to control these risks primarily through the use of interest rate and foreign currency swaps. From time to time, we may also sell U.S. Treasury securities or enter into various other derivative instruments, including total rate of return swaps, CMBS index swaps, interest rate caps and floors, and options to purchase the foregoing instruments. We seek to further control our exposure to fluctuations in foreign currency exchange rates by securing multi-currency funding sources that we may use when funding foreign currency denominated assets.

        As a result of our financial condition, certain counterparties have and could in the future discontinue trading with us or require changes to margin threshold amounts in order to reduce their counterparty exposure to us. In addition, counterparties have and could in the future require higher fees and more collateral than we are willing or able to provide. As a result, we may be unwilling or unable to fully hedge interest rate or currency risks associated with our businesses and in such event changes in interest rates or currency exchange rates could result in additional volatility in our results of operations, which may have a material adverse effect on our results of operations and financial condition.

        The following table presents the fair value and notional amounts of our derivative instruments as of the dates indicated.

	December 31,
	2008		2007
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(in thousands of U.S. dollars)
Interest rate contracts	$173,800	$10,639,941	$148,595	$17,092,223
Credit default swaps	(12,521)	30,000	6,946	175,000
Foreign exchange contracts	(99,229)	3,915,135	(14,050)	6,275,995
Treasury short and repurchase contracts	—	—	943	285,805
Loan commitments	(937)	45,635	3,567	104,749

Subtotal	61,113	14,630,711	146,001	23,933,772

Counterparty collateral	33,903	—	(68,223)	—

Total	$95,016	$14,630,711	$77,778	$23,933,772

        We have implemented centralized risk management policies and processes that are intended to ensure that our market risk exposure is accurately measured, regularly monitored and appropriately managed on a company-wide basis and within individual market positions. Our market risk limits are established by our market risk management department. These limits are approved by our Asset/Liability Management Committee. Our market risk exposure is measured using a variety of quantitative and qualitative risk measures and analyses, performed either daily or monthly, including value-at-risk ("VaR") measurements and sensitivity analyses. Price sensitivity metrics, portfolio valuations and correlation analyses are performed on a daily basis, while stress testing is performed on a monthly basis using the VaR methodology explained below. VaR measures the impact on the value of existing portfolios of specified changes in market factors for all of our interest rate sensitive assets and liabilities. We also conduct a net interest income sensitivity analysis, which estimates our net interest income sensitivity to immediate increases or decreases in interest rates of 100 and 200 basis points.

Recent Market Conditions

        Recent unprecedented events in the financial and capital markets (see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Outlook and Recent Trends") are causing losses that are significantly outside the loss estimates forecast by VaR models and are more commonly measured by alternative risk measures such as stress tests and scenario analyses. In 2008, we continued to enhance these alternative risk measures to better reflect exposures arising from certain products (e.g., securitized products). We continue to improve our risk measurement using stress tests and scenario analyses and has refined its market risk limit framework. These actions, however, may not address the potential severity of possible losses as actual market movements may continue to be more dramatic than the estimates included in our VaR, stress tests and scenario analyses. For a further discussion on limitations to VaR models, see "—Value at Risk Analysis" below.

Interest Rate and Credit Spread Risk

        The predominant type of interest rate risk that we face is the risk that the value of our assets and liabilities (including the value of our loans, debt obligations and investment portfolios) will change due to changes in interest rates, shape of the yield curve or interest rate spreads between two different financial instruments. We are also exposed to the risk that changes in interest rates will impact the levels of revenue that are generated by our lending, servicing and investments and funds management businesses, including trust fees that we earn on escrow balances, or give rise to mismatches between the values of our assets and the liabilities that we incur when funding those assets. Because we have floating rate debt outstanding, changes in interest rates have and may continue to impact our debt servicing costs, which has and may continue to lead to changes in the levels of net income and cash flows that we report from time to time.

        We actively monitor our exposure to changes in credit spreads and, when appropriate, we may enter into credit total return swaps to moderate our exposure against losses associated with a widening of credit spreads, although such swaps may not result in a reduction of losses in certain instances. However, by entering into such swaps, we reduce the potential to benefit from gains associated with the narrowing of credit spreads. The use of credit total return swaps and other transactions to manage our exposure to credit spread risks also exposes us to the risk that our swap counterparties will default on their obligations to us as well as the risk that our strategy may not be successful.

Foreign Currency Risk

        We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. We are also exposed to risks associated with foreign currency exchange rates because we have non-U.S. dollar assets funded by borrowings in U.S. dollars under our senior credit facility and other borrowing facilities, and because we have subsidiaries and investments in other entities with retained earnings that are denominated in foreign currencies. As of December 31, 2008, our foreign currency exposure consisted primarily of exposure to changes in exchange rates between the U.S. dollar and the Euro and between the U.S. dollar and Japanese yen. We were to a lesser extent subject to risks associated with movements in exchange rates between U.S. dollars and British pounds sterling, Taiwanese dollars, Chinese renminbi, Canadian dollars, Mexican pesos, Indian rupees and Filipino pesos.

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

        Exposure associated with our assets and liabilities that are denominated in foreign currencies are primarily related to foreign denominated assets and liabilities residing in U.S. dollar entities. A 10% adverse change in the U.S. dollar relative to the foreign currencies associated with the aforementioned positions would result in a $2.7 million loss reflected in other gains (losses), net in our consolidated statement of operations for the year ended December 31, 2008. A 10% adverse change in the U.S. dollar relative to the foreign currencies associated with our net investment position in non-U.S. dollar entities globally would result in a $6.2 million loss reflected in accumulated other comprehensive income (loss), net of tax, a component of stockholders' equity as of December 31, 2008.

Derivative Counterparty Exposure

        The use of derivative instruments to manage and mitigate our exposure to market risks exposes us to the risk that counterparties to derivative transactions will fail to perform their obligations under the derivative instruments. Because obligations under our derivative instruments are determined by reference to interest rates, foreign currency exchange rates and credit spreads, our exposure to a risk of loss from defaults by counterparties to our derivative transactions is impacted by movements in interest rates, foreign currency exchange rates and to a lesser extent credit spreads. To manage our credit exposures to counterparties to our derivative transactions, before we enter into derivative transactions, we negotiate and execute industry standard agreements that govern the maximum credit exposure that we will assume with respect to counterparties in derivative transactions. The typical margin threshold that has been negotiated with our counterparties is $5.0 million. We measure our credit exposure to counterparties under our derivative instruments on a daily basis. If exposures with respect to counterparties exceed agreed-upon thresholds, we make margin calls under which the counterparties are required to post collateral in order to bring our credit exposure to them within the agreed-upon ranges. To date, we have not incurred a loss as a result of a default on performance by our derivative counterparties.

        Our derivative counterparties were rated "single A" or better by the credit rating agencies as of December 31, 2008. Our exposure to derivative counterparties as of December 31, 2008 is summarized in the table below by counterparty credit rating and remaining contract maturity of the fair value of derivatives in a gain position, including interest rate swaps, caps, foreign exchange forwards, foreign exchange swaps and cross currency swaps. The table excludes fair values corresponding to other credit exposures, such as those arising from the Company's lending activities. Total exposure takes into account the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received.

	Years to Maturity
							Net Exposure Post Cash Collateral(3)
Credit Rating(1)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total Exposure(2)	Margin Balance Posted/(Held)
	(in thousands of U.S. dollars)
AA	$16,535	$5,525	$8,457	$4,029	$34,546	$(24,920)	$9,626
A	36,011	22,675	30,626	906	90,218	(76,780)	13,438

Total	$52,546	$28,200	$39,083	$4,935	$124,764	$(101,700)	$23,064

Notes:

(1)
Credit ratings are as determined by external rating agencies. The assigned rating is lowest of the available ratings.

(2)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(3)
Represents total exposure less margin balances. Margin balances reflect collateral held by the Company for exposure above the agreed upon threshold amount.

Value-at-Risk Analysis

        We use a statistical methodology known as value-at-risk, commonly referred to as "VaR," as one of our tools for measuring, monitoring and reviewing our market risk exposure. VaR measures the dollar amount of potential losses in fair value from adverse movements in interest rates and credit spreads in an ordinary market. Our VaR model uses a distribution of historical changes in key market indices or other market factors to assess the potential for future losses. Our VaR model also takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another. We measure VaR using a 95% confidence interval and an assumed one-month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by our VaR model in only one out of every 20 months. We believe that our VaR analysis takes into account our material interest rate and credit spread sensitive positions. The following table represents the maximum, average and minimum potential VaR losses measured for the years ended December 31, 2008 and 2007. This analysis has been presented for illustrative purposes only and does not represent our current views as to future movements in interest rates and credit spreads. The table below shows a greater variation in our potential VaR losses for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of adverse market conditions, specifically a significant increase in spread volatility across the credit curve, experienced during the twelve months ended December 31, 2008. Finally, the unwinding of a mortgage escrow balance hedging strategy in 2007 further increased this disparity.

	Year ended December 31,
Value-at-Risk	2008	2007
	(in thousands of U.S. dollars)
Maximum	$98,562	$72,256
Average	$63,636	$33,402
Minimum	$45,844	$11,963

        Our VaR analysis includes $1.5 billion and $185.7 million of investment securities classified as trading as of December 31, 2008 and 2007, respectively. As of December 31, 2008, investment securities classified as trading included $1.3 billion of U.S. Treasury securities. On a stand-alone basis, a one-day VaR calculation solely for the $1.3 billion of U.S. Treasury securities yields a risk of approximately $4.0 million.

        A VaR analysis permits an estimation of a portfolio's aggregate market risk exposure based on a range of varied market risks and reflects risk reduction due to portfolio diversification or hedging activities covering a wide range of portfolio assets. However, VaR measures should be interpreted carefully in light of the methodology's limitations, which include the following:

  •
  past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements;

  •
  changes in portfolio value in response to market movements may differ from the responses calculated by a VaR model;

  •
  the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and

  •
  published VaR results reflect current trading positions while future risk will be dependent upon the portfolio composition at the time.

        We are aware of the foregoing limitations on the use of VaR models for measuring and monitoring risks and, accordingly, we employ our VaR analysis as only one tool for identifying, measuring, monitoring and reporting our exposure to market risks.

Net Interest Income Sensitivity Analysis

        While VaR measures the risk of loss due to unlikely events in an ordinary market, a sensitivity analysis measures exposure to an isolated hypothetical movement in one or more specific market prices, rates or indices. To measure our exposure to volatility in net interest income, we perform a sensitivity analysis on a monthly basis that considers isolated hypothetical movements in specific market rates for each currency in which we transact business. The first table reflects our sensitivity to sudden shifts in short-term rates in all currencies in which we transact business, taking into consideration our asset and liability positions on our consolidated balance sheet and the derivative instruments that we use to mitigate market risk as of December 31, 2008. The second table reflects our sensitivity to similar movements in U.S. interest rates on the trust fee income earned on escrow balances as of December 31, 2008. Due to the current low interest rate environment, rates were decreased no more than 100 basis points and 40 basis points in the first and second tables, respectively. Both tables measure the impact on net interest income over the next 12 months. These analyses have been presented for illustrative purposes only and do not represent our current views as to future interest rate movements.

        Additionally, given the current level of interest rates, the downward hypothetical movements were lowered to 50 and 100 basis points with the exception of U.S. dollars and Japanese yen LIBOR in which downward hypothetical movements of 25 and 40 basis points were applied. The upward hypothetical movements remained at 100 and 200 basis points with the exception of Japanese yen LIBOR which was applied at 50 and 100 basis points.

	Annualized Impact on Net Interest Income
Currency	100 Basis Point Decrease	50 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
U.S. dollars	$(3,207)	$(2,005)	$8,019	$16,037
Japanese yen	5,097	3,185	(6,371)	(12,742)
British pounds sterling	1,022	511	(1,022)	(2,044)
Euro	(4,649)	(2,324)	4,649	9,298
Canadian dollars	(25)	(13)	25	50
Mexican pesos	253	126	(253)	(506)
Taiwanese dollars	326	163	(326)	(652)
Filipino pesos	148	74	(148)	(296)
Chinese renminbi	(76)	(38)	76	152
Indian rupees	(11)	(5)	11	21

All currencies	$(1,122)	$(326)	$4,660	$9,318

	Annualized Impact on Net Interest Income
	40 Basis Point Decrease	25 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands of U.S. dollars)
Escrow balances	$(11,695)	$(7,520)	$32,613	$65,266

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

Operational Risk

        Operational risk refers to the risk of losses resulting from inadequate or failed internal processes, people, systems, facilities or from external events such as governance risk, business continuity issues, legal or regulatory compliance issues, fraud or sabotage (internal or external), data entry or bookkeeping errors, information technology system failure, vendor failures or mismanagement, and human resources concerns. We are exposed to operational risk across all of our income-generating activities and support functions, including aggregation of the current information with respect to our assets.

        Primary responsibility for the management of operational risk lies with our business segments and support functions, which are required to maintain controls designed to identify, assess and mitigate operational risks for their existing activities. These controls include systems and processes that relate to theft and fraud, our general business practices, our technology, the safeguarding of our assets and data security, our personnel, our customers, our financial reporting and our external service providers. In addition, we have developed and continue to enhance specific policies and procedures that are designed to ensure that transactions are properly approved, processed, recorded, reported, monitored/updated and reconciled on a timely basis and that we have adequate business continuity and disaster recovery plans for critical facilities and resources. The operational risk management activities of our business segments are overseen by our Senior Vice President, Internal Audit & Risk and Controls with the assistance of our human resources, legal, information technology, treasury, accounting and risk management departments.

        We seek to limit our exposure to legal risks through the use of procedures and requirements that are designed to foster compliance with applicable statutory and regulatory regimes. These procedures address matters relating to regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, the use and safekeeping of customer funds and securities, the extension of credit, debt collection activities, money-laundering, privacy, recordkeeping and reporting. The increased legal and regulatory focus that has been applied to the financial services industry in recent periods has increased the importance of our legal and regulatory compliance procedures for our operational risk management activities.

Economic Capital

        We define "economic capital" as the amount of equity capital that we believe is required by our business units to absorb unexpected losses that may arise from credit, market and operational risks and to protect our Company from insolvency. We use internal risk-assessment methodologies in making determinations relating to our economic capital and calculate and allocate the amount of economic capital that is required for each category of risk. We consider these amounts in determining the amount of economic capital that is required for a particular business unit or our Company as a whole. Economic capital is used as an internal benchmark that we compare to our adjusted equity (a non-GAAP financial measure).

        We calculated our economic capital requirements to be $2.3 billion as of December 31, 2008 and 2007. A reconciliation of our stockholders' equity to our adjusted equity is presented below.

	December 31,
Adjusted Equity(1)	2008	2007
	(in thousands)
Stockholders' equity	$1,146,034	$2,506,633
Junior subordinated debentures	250,001	250,001
Mezzanine equity	72,851	102,418

Adjusted equity	$1,468,886	$2,859,052

    Note:

    (1)
    Adjusted equity is a non-GAAP financial measure. In calculating adjusted equity, we adjust total stockholders' equity on a GAAP basis to reflect the inclusion of the trust preferred securities issued by Capmark Trust and the mezzanine equity we issued to our employees and directors, which are commonly considered by investors and rating agencies to be components of equity. This financial measure may not be comparable to financial measures used by other companies, including other finance companies, and should not be considered as a substitute for, or an alternative to, total stockholders' equity.

        Due to recent adverse market conditions, we have increased the amount of economic capital required by our business units to absorb unexpected losses. This, coupled with a reduction in our stockholders' equity due to our net loss for the year ended December 31, 2008, and a reduction in our mezzanine equity primarily due to the departure of certain management stockholders, has caused our calculation of economic capital to exceed our adjusted equity as of December 31, 2008.

        When we make economic capital determinations with respect to our loans, consideration is given to the risk rating and remaining term of the underlying asset. Our risk rating methodology uses quantitative modeling techniques to support our calculations of expected losses, reserves and economic capital. Critical components of this methodology include our ability to:

  •
  develop a quantitative model that estimates, where applicable, a loss distribution, which is used to calculate expected losses and economic capital;

  •
  integrate the quantitative results of our model with additional qualitative criteria, such as loan structures, strength of a sponsor and the quality and stability of cash flows, which aspects are not directly quantifiable; and

  •
  segment the qualitatively-adjusted model results into risk ratings at an appropriate level of granularity.

        When we make economic capital determinations with respect to our equity investments, our economic capital methodology uses a simulation model that builds on data collected by the National Council of Real Estate Investment Fiduciaries to simulate potential losses to the gross amount of the investment and our net equity in the investment. Economic capital risk measurements are assessed and developed for all risk exposures.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Capmark Financial Group Inc.
Horsham, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Capmark Financial Group Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from March 23, 2006 to December 31, 2006 (successor) and the period from January 1, 2006 to March 22, 2006 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006 (successor) and for the period from January 1, 2006 to March 22, 2006 (predecessor) in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses and its stockholders' equity has declined, resulting in noncompliance with covenants and an event of default under certain credit agreements; uncertainty about the outcome of negotiations with lenders to waive the covenants and modify the terms of the credit agreements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 3 to the consolidated financial statements, effective January 1, 2008 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115, and SFAS No. 157, Fair Value Measurements.

        As discussed in Note 3 to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for income taxes to conform to the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

        As discussed in Note 3 to the consolidated financial statements, as of March 23, 2006, the Company changed its basis of accounting in connection with the business combination in which the Company pushed down the purchase price in accordance with SEC Staff Accounting Bulletin No. 54, Application of "Push Down" Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase.

April 23, 2009
Philadelphia, Pennsylvania

CAPMARK FINANCIAL GROUP INC.

Consolidated Balance Sheet

(in thousands, except share amounts)

	December 31, 2008	December 31, 2007
Assets
Cash, cash equivalents and restricted cash	$874,390	$1,436,752
Accounts and other receivables	343,780	470,669
Investment securities:
Trading	1,457,384	185,692
Available for sale	843,967	949,682
Loans held for sale	3,970,683	7,783,769
Loans held for investment, net of allowance for loan losses of $108.2 million as of December 31, 2008 and $28.8 million as of December 31, 2007	8,207,980	6,891,714
Real estate investments	1,844,924	1,748,555
Equity investments	1,568,057	1,984,140
Mortgage servicing rights	817,189	890,550
Current taxes receivable	133,395	201,916
Deferred tax assets	—	32,029
Goodwill and other intangible assets, net	99,348	182,549
Other assets	477,078	506,379

Total assets	$20,638,175	$23,264,396

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$3,310,758	$3,832,637
Collateralized borrowings in securitization trusts	184,086	260,524
Other long-term borrowings	8,098,749	8,047,162
Deposit liabilities	5,690,930	5,552,607
Real estate syndication proceeds and related liabilities	1,258,743	1,563,151
Other liabilities	689,624	1,069,068

Total liabilities	19,232,890	20,325,149

Commitments and Contingent Liabilities	—	—
Minority Interest	186,400	330,196
Mezzanine Equity	72,851	102,418
Stockholders' Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $.001 par value; 650,000,000 shares authorized; 412,900,918 shares issued and outstanding as of December 31, 2008 and 412,898,576 shares issued and outstanding as of December 31, 2007	413	413
Capital paid in excess of par value	2,063,280	2,050,361
Retained (deficit) earnings	(941,398)	418,876
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on investment securities and derivative instruments	(18,468)	17,536
Net foreign currency translation adjustment	42,207	19,447

Total accumulated other comprehensive (loss) income, net of tax	23,739	36,983

Total stockholders' equity	1,146,034	2,506,633

Total liabilities and stockholders' equity	$20,638,175	$23,264,396

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Operations

(in thousands, except per share data)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Net Interest Income
Interest income	$959,585	$1,251,192	$901,753	$253 691
Interest expense	761,018	914,460	659,514	172,176

Net interest income	198,567	336,732	242,239	81,515
Provision for loan losses	179,665	32,666	73,585	1,031

Net interest income after provision for loan losses	18,902	304,066	168,654	80,484

Noninterest Income
Net (losses) gains:
Net (losses) gains on loans	(1,029,772)	(128,413)	95,038	46,941
Net (losses) gains on investments and real estate	(326,949)	65,104	(27,992)	12,187
Other gains (losses), net	197,785	75,944	1,809	(10,683)
Mortgage servicing fees	187,776	206,414	152,401	46,766
Placement fees	62,240	65,756	76,893	11,194
Investment banking fees and syndication income	97,950	111,954	64,596	(42,263)
Asset management fees	75,730	103,266	46,365	14,001
Trust fees	132,217	193,866	134,001	32,398
Other fees	12,625	53,685	55,643	19,533
Equity in (loss) income of joint ventures and partnerships	(206,227)	56,018	81,040	(13,198)
Net real estate investment and other income	106,026	104,485	75,726	19,790

Total noninterest income	(690,599)	908,079	755,520	136,666

Net revenue	(671,697)	1,212,145	924,174	217,150

Noninterest Expense
Compensation and benefits	303,867	414,479	366,895	129,016
Amortization of mortgage servicing rights	139,557	130,457	97,696	23,312
Occupancy and equipment	77,781	107,203	79,743	21,801
Professional fees	114,554	102,882	96,597	16,439
Other expenses	147,493	134,353	129,250	30,371

Total noninterest expense	783,252	889,374	770,181	220,939

(Loss) income before minority interest and income tax provision (benefit)	(1,454,949)	322,771	153,993	(3,789)
Minority interest income	110,480	124,331	53,308	12,264

(Loss) income before income tax provision (benefit)	(1,344,469)	447,102	207,301	8,475
Income tax provision (benefit)	8,300	166,778	63,157	(3,972)

Net (Loss) Income	$(1,352,769)	$280,324	$144,144	$12,447

Basic net (loss) income per share
Net (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Weighted average basic shares outstanding	431,672	433,071	431,899	412,803
Diluted net (loss) income per share
Net (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Weighted average diluted shares outstanding	431,672	434,315	432,037	412,803

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Changes in Stockholders' Equity

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Common Stock
Balance at beginning of period	$413	$413	$413	$413

Balance at end of period	413	413	413	413

Capital Paid in Excess of Par Value
Balance at beginning of period	2,050,361	2,034,875	415,146	469,545
Recapitalization	—	—	1,613,372	—
Capital contribution from parent	—	—	—	14,698
Additional shares issued	9	512	2	—
Dividend paid to parent	—	—	—	(69,097)
Stock-based compensation expense	13,194	15,843	6,355	—
Other	(284)	(869)	—	—

Balance at end of period	2,063,280	2,050,361	2,034,875	415,146

Retained (Deficit) Earnings
Balance at beginning of period	418,876	144,144	1,566,276	1,553,829
Cumulative effect of adopting FASB Interpretation No. 48	—	(9,535)	—	—
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159	(9,805)	—	—	—
Recapitalization	—	—	(1,566,276)	—
Net (loss) income	(1,352,769)	280,324	144,144	12,447
Other	2,300	3,943	—	—

Balance at end of period	(941,398)	418,876	144,144	1,566,276

Accumulated Other Comprehensive (Loss) Income, Net of Tax
Balance at beginning of period	36,983	49,793	(9,132)	(27,165)
Recapitalization	—	—	9,132	—
Net unrealized (loss) gain on investment securities and derivative instruments	(36,004)	(13,762)	31,298	(3,960)
Net foreign currency translation adjustment	22,760	952	18,495	21,993

Balance at end of period	23,739	36,983	49,793	(9,132)

Total Stockholders' Equity	$1,146,034	$2,506,633	$2,229,225	$1,972,703

Comprehensive (Loss) Income
Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447
Other comprehensive (loss) income	(13,244)	(12,810)	49,793	18,033

Comprehensive (loss) income	$(1,366,013)	$267,514	$193,937	$30,480

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Cash Flows

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Operating Activities
Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	179,665	32,666	73,585	1,031
Provision (benefit) for deferred income taxes	44,283	50,693	20,677	(26,412)
Net losses (gains)	1,158,936	(12,635)	(68,855)	(48,445)
Provision for unrecognized tax benefits under FASB Interpretation No. 48	1,072	15,118	—	—
Depreciation and amortization of real estate, property and equipment	29,728	53,684	37,507	8,498
Amortization of intangible assets and mortgage servicing rights and goodwill impairment	176,040	146,935	110,301	24,729
Amortization of debt issuance costs	17,389	18,786	24,684	—
Accretion/amortization on loans and investment securities	(65,136)	(57,972)	(15,141)	(20,279)
Extinguishment of real estate syndication proceeds	(182,409)	(318,433)	(132,609)	(38,519)
Other real estate syndication activities	(79,134)	(16,779)	(4,575)	52,334
Capitalized interest income/expense, net	(46,584)	(50,474)	(26,723)	(8,691)
Equity in net losses of investees and cash return on investment	399,368	350,462	178,321	58,830
Minority interest income	(110,480)	(124,331)	(53,308)	(12,264)
Stock-based compensation expense	13,194	15,843	6,355	—
Other adjustments	10,692	2,520	21,979	1,600
Net change in assets and liabilities which provided (used) cash:
Accounts and other receivables	33,479	24,784	(185,831)	43,131
Investment securities classified as trading	(1,316,013)	922,539	(55,680)	271,589
Other assets	(186,594)	(126,180)	(21,453)	(9,845)
Other liabilities	(501,284)	(62,106)	195,322	(461,376)
Current taxes payable	100,463	(221,857)	(91,690)	(28,572)
Proceeds from sales of/payments from loans held for sale	9,420,887	15,040,791	11,856,012	4,176,120
Origination/purchase of loans held for sale	(6,526,836)	(18,193,899)	(12,355,934)	(3,397,485)

Net cash provided by (used in) operating activities	1,217,957	(2,229,521)	(342,912)	598,421

Investing Activities
Net decrease (increase) in restricted cash	82,656	20,690	(74,476)	(29,955)
Proceeds from sales of investment securities classified as available for sale	21,507	492,188	152,485	70,611
Proceeds from repayments of investment securities classified as available for sale	126,072	304,622	127,078	33,264
Purchases of investment securities classified as available for sale	(117,696)	(556,158)	(561,841)	(124,053)
Proceeds from repayments of loans held for investment	1,460,852	2,552,115	2,098,893	695,527
Origination/purchase of loans held for investment	(2,935,081)	(2,213,284)	(1,480,893)	(441,635)
Proceeds from sales of real estate investments	186,146	371,685	255,163	43,074
Purchases of real estate investments	(165,978)	(728,389)	(347,223)	(12,718)
Net purchases of property and equipment	(8,009)	(2,500)	(8,367)	(4,552)
Proceeds from repayments of investment securities classified as held to maturity	—	—	—	442
Proceeds from sales of/capital distributions from equity investments	207,102	1,097,667	361,972	51,939

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Cash Flows (Continued)

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Purchases of equity investments	(176,721)	(1,274,559)	(346,499)	(82,022)
Purchases of mortgage servicing rights	(17,933)	(126,838)	(72,156)	(20,116)
Sales of mortgage servicing rights	—	39,554	21,286	—
Other investing activities, net	(2,264)	2,029	27,482	2,308

Net cash (used in) provided by investing activities	(1,339,347)	(21,178)	152,904	182,114

Financing Activities
Net (decrease) increase in short-term borrowings	(398,139)	680,334	(6,711,483)	589,092
Proceeds from issuance of collateralized borrowings in securitization trusts	—	47,608	517,794	10,385
Repayments of collateralized borrowings in securitization trusts	(9,225)	(1,275,535)	(327,986)	(33,405)
Proceeds from issuance of other long-term borrowings	1,122,354	4,670,461	8,377,212	113,469
Repayments of other long-term borrowings	(1,129,545)	(3,981,157)	(1,912,333)	(393,930)
Net increase (decrease) in deposit liabilities	3,607	2,641,650	(310,438)	(832,766)
Real estate syndication proceeds received	46,492	262,485	240,387	73,927
Minority interest (payments) proceeds	(1,455)	48,663	(45,809)	(16,230)
(Repurchases of)/proceeds from issuance of mezzanine equity and additional common shares	(27,540)	(3,400)	102,277	—
Dividend paid to parent	—	—	—	(69,097)
Other financing activities, net	16,518	12,543	—	14,698

Net cash (used in) provided by financing activities	(376,933)	3,103,652	(70,379)	(543,857)

Effect of Foreign Exchange Rates on Cash	18,616	25,720	2,935	1,000

Net (Decrease) Increase in Cash and Cash Equivalents	(479,707)	878,673	(257,452)	237,678
Cash and Cash Equivalents, Beginning of Period	1,204,477	325,804	583,256	345,578

Cash and Cash Equivalents, End of Period(1)	$724,770	$1,204,477	$325,804	$583,256

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(97,391)	$304,670	$107,560	$46,273
Interest paid	770,233	747,787	570,705	142,941
Non-cash Investing and Financing Activities:
Impact of push down accounting on stockholders' equity	—	—	56,229	—
Cumulative effect of adopting FASB Interpretation No. 48 on retained earnings	—	(9,535)	—	—
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159 on retained earnings	(9,805)	—	—	—
Transfer of loans held for sale to loans held for investment	—	4,509,711	—	—
Financing obligations assumed by third party related to sale of operations	—	677,148	—	—
Transfer of loans to real estate	92,782	46,625	2,715	—
Various non-cash assets and liabilities (derecognized) acquired through (deconsolidation) consolidation of variable interest and other entities, net	(95,867)	37,985	274,614	88,770

(1)
Cash and cash equivalents exclude restricted cash of $149.6 million as of December 31, 2008, $232.3 million as of December 31, 2007, $251.4 million as of December 31, 2006 and $178.5 million as of March 22, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements

1. Organization and Operations

        Capmark Financial Group Inc. ("Capmark") is a diversified company that provides financial services to investors in commercial real estate-related assets. Capmark has three core businesses: lending and mortgage banking, investments and funds management, and servicing. Capmark operates in North America, Europe and Asia. As used herein, the term "Company" refers to Capmark Financial Group Inc. and its consolidated subsidiaries, except where it is clear that the term means only Capmark Financial Group Inc.

        Prior to March 23, 2006, the Company was an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation ("GMAC"). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the "Sponsors") acquired a controlling equity stake in the Company from a subsidiary of GMAC. As of December 31, 2008, the Sponsors and one other investor owned approximately 75.4 percent of the Company's common stock, employees, former employees and non-employee directors (collectively, the "Management Stockholders") owned approximately 3.3 percent of the Company's common stock and a subsidiary of GMAC owned approximately 21.3 percent of the Company's common stock. The changes in ownership and the other related transactions that occurred on March 23, 2006 are referred to as the "Sponsor Transactions" in these notes to the consolidated financial statements.

        The Company operates primarily through the following subsidiaries:

        Capmark Finance Inc. ("Capmark Finance"), a wholly-owned subsidiary of the Company, originates and sells commercial mortgage loans primarily in the secondary mortgage market, and services these loans on an ongoing basis. Capmark Finance is an approved national lender and servicer of mortgage loans by the Department of Housing and Urban Development, Freddie Mac, Fannie Mae, Federal Housing Administration ("FHA") and Ginnie Mae.

        Capmark Capital Inc. ("Capmark Capital"), a wholly-owned subsidiary of the Company, is a holding company for the Company's broker-dealer and affordable housing operations. Capmark Securities Inc. ("Capmark Securities"), a wholly-owned subsidiary of Capmark Capital, is registered with the Securities and Exchange Commission ("SEC") as a general securities broker-dealer and is a member of the Financial Industry Regulatory Authority. Capmark Affordable Equity Holdings Inc. ("Capmark Affordable Equity"), a wholly-owned subsidiary of Capmark Capital, previously syndicated affordable housing investment partnerships and is currently focused on the ongoing management of syndicated real estate investment partnerships and on the management of its existing inventory of non-syndicated investments that generate low-income housing tax credits and historic tax credits provided under Sections 42 and 48 of the Internal Revenue Code. See Note 3 for disclosure of the sale of a majority of Capmark Capital's affordable housing debt platform in 2007.

        Capmark Investments LP ("Capmark Investments"), a subsidiary of Capmark Finance, makes real estate debt and equity investments on behalf of the Company and for third parties, including pension plans, investment funds, insurance companies, other institutions and high net worth individuals. Capmark Investments is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940.

        Capmark Bank ("Capmark Bank US"), Escrow Bank USA ("Escrow Bank") and Capmark Bank Europe p.l.c ("Capmark Bank Europe") are the Company's wholly-owned banking subsidiaries. Capmark Bank US and Escrow Bank are industrial banks chartered by the State of Utah. Capmark Bank Europe is an Irish bank. Capmark Bank US accepts deposits in the form of time and money

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Operations (Continued)

market deposits and issues non-callable and callable fixed rate certificates of deposit in the brokered deposit market. Following the cessation of Escrow Bank's trust operations in 2008 as described below, Capmark Bank US also accepts deposits of principal, interest, escrow and reserve balances that borrowers maintain in custodial accounts for the purpose of paying principal and interest on their loans and funding repairs, tenant improvements, taxes and insurance on the properties that are financed with their loans. Deposits held in a fiduciary capacity are not assets or liabilities of the Company and, accordingly, are not included in the Company's consolidated balance sheet. A portion of these deposits are eligible for investment as deposits at Capmark Bank US at the discretion of its trust department and may provide the Company with an alternative form of financing. The deposits maintained by Capmark Bank US are eligible for insurance by the Federal Deposit Insurance Corporation (the "FDIC"). Capmark Bank US is subject to regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC and must pay applicable FDIC insurance premiums and comply with applicable capital adequacy requirements, limitations on transactions with affiliates, provisions of the Bank Secrecy Act, the USA PATRIOT Act and Regulation O of the Federal Reserve.

        In June 2008, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and has requested and received notice from the FDIC of termination of its deposit insurance effective June 30, 2009. Until the termination of deposit insurance is effective, Escrow Bank remains subject to regulation and periodic examination by the FDIC and must pay applicable FDIC insurance premiums and comply with applicable capital adequacy requirements. The Company intends to liquidate Escrow Bank's remaining assets, return the Industrial Bank Charter under which Escrow Bank has operated since inception, and dissolve Escrow Bank. Until such time as Escrow Bank is dissolved, it remains subject to regulation and periodic examination by the Utah Department of Financial Institutions and must comply with limitations on transactions with affiliates, provisions of the Bank Secrecy Act, the USA PATRIOT Act and Regulations of the Federal Reserve.

        Capmark Bank Europe is required to comply with various laws, rules and regulations in Ireland, including capital adequacy requirements, administrative notices implementing European Union Directives relating to business activities carried out by credit institutions and supplementary requirements and standards that are from time to time established by financial regulators. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company's decision to end proprietary lending in Europe, Capmark Bank Europe is commencing cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe's banking activities will be completed and the banking license will be relinquished prior to June 30, 2009. Until it relinquishes its license, Capmark Bank Europe is required to comply with the various laws, rules and regulations in Ireland described above. See Note 27 for disclosure of certain regulatory matters.

        Historically, the Company has performed certain lending, real estate investment and servicing activities in Europe and Asia. In 2008, the Company ceased proprietary lending and investing activities in Europe and Asia and focused on managing its existing loan, investment and fee-for-services businesses. Although the Company continued to originate loans for third parties and government

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Operations (Continued)

sponsored entities, in light of market conditions, the Company also substantially reduced proprietary loan originations and investment activities in North America.

2. Risks and Uncertainties

Going Concern

        As a result of the adverse conditions in the financial and capital markets and general economic conditions throughout 2008, the Company incurred operating losses due principally to fair value adjustments on its loans held for sale, real estate and investment portfolios and an increase in the provision for loan losses on its portfolio of loans held for investment. The combination of pre-tax operating losses and valuation allowances on the Company's deferred tax assets recognized in the fourth quarter of 2008 has contributed to a significant decline in stockholders' equity. As a result, the Company was not in compliance with the leverage ratio covenant in the senior credit facility and bridge loan agreement as of the quarter ended December 31, 2008.

        In light of adverse market conditions and the Company's operating results as well as the negative effect on its liquidity from the near-term maturity of its bridge loan, the Company entered into discussions with the lenders under its senior credit facility and bridge loan agreement. These discussions have included negotiating modifications to certain terms of both the senior credit facility and bridge loan agreement. As of April 20, 2009, lenders representing approximately 94% of the outstanding loans under the bridge loan agreement have agreed to extend the maturity date of the bridge loan to May 8, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive the Company's compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver its annual audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009.

        Unless the lenders under the senior credit facility and bridge loan agreement continue to waive or eliminate the leverage ratio covenant beyond May 8, 2009, further extend the maturity of the bridge loan agreement and otherwise restructure the senior credit facility and bridge loan agreement, upon expiration of the waivers the Company will default under these agreements and the required lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of the Company's debt obligations would permit its senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including the senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of its obligations, the Company would likely be unable to pay all such obligations. In such an event, if the Company has not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of its assets or through some other form of restructuring, it will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code. Due to these conditions and events, substantial doubt exists about the Company's ability to continue as a going concern. The Company's management believes that access to capital markets is extremely limited in the current economic environment and it is unlikely that it will be able to access new capital if it is unable to complete the restructuring of the senior credit facility and bridge loan agreement.

        The Company plans to continue to negotiate with its lenders to complete a restructuring of its senior credit facility and bridge loan agreement. In addition, the Company is performing a review of all of its businesses, including exploring strategic alternatives for such businesses and implementing significant expense reduction initiatives. The Company has engaged financial advisors to assist with its

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties (Continued)

efforts to manage expenses and evaluate its strategic alternatives. There is no assurance that the Company will be able to restructure its borrowing arrangements on acceptable terms, if any, or obtain further waivers to or elimination of its leverage ratio covenant to adequately reduce the risk of default in the near future.

        The Company continues to actively manage its assets and intends to reduce its overall debt while maintaining adequate liquidity to support its operations. Further, the Company's management is focused on maintaining appropriate regulatory capital at Capmark Bank US.

        The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts of liabilities that may result from the outcome of the Company's discussions with the lenders under the senior credit facility and bridge loan agreement, which would affect its ability to continue as a going concern.

Other Risks and Uncertainties

        In addition to the risks discussed above, the Company's primary business risks include: (i) liquidity risk, (ii) credit risk, (iii) interest rate and other market risks, and (iv) operational risk. Management of these risks affects both the level and stability of the Company's earnings.

        Liquidity risk is the risk the Company will be unable to preserve stable, reliable, and cost-effective funding sources to meet all near-term and projected long-term financial obligations. The Company's external funding sources have consisted primarily of its unsecured senior notes; committed unsecured funding provided by banks, including a senior credit facility, a bridge loan and other bank loans; committed unsecured debt including junior subordinated debentures; secured funding facilities including repurchase agreements and other secured funding facilities; and other uncommitted funding sources, including certificates of deposit issued by Capmark Bank US and other unsecured funding provided by third-party banks. Factors that are significant to the determination of the Company's credit ratings or otherwise affect its ability to raise financing include the level and volatility of earnings, degree of leverage, relative competitive position, risk management policies, cash liquidity, capital adequacy, ability to retain key personnel, and legal, regulatory and tax developments. In the event that any or all of the Company's credit ratings were downgraded, the ability to raise financing could be adversely affected and the cost of capital could increase significantly. In addition, because amounts of interest that are payable on the Company's borrowings under its senior credit facility and bridge loan are determined by, among other factors, reference to its credit ratings, a credit ratings downgrade could adversely impact the Company's financing costs and results of operations. A credit ratings downgrade could also make it more difficult or costly for the Company to enter into hedging transactions and could possibly increase the amount of collateral that the Company would be required to provide counterparties under its secured contractual obligations. Proceeds from the repayment of loans are also a significant external source of funding for the Company. This funding would be negatively impacted by direct and indirect relationships with borrowers who may default.

        The Company's ability to access the capital markets and other sources of secured and unsecured funding, which is critical to the Company's ability to do business, has been and could continue to be adversely affected by recent events in the global markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. The

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties (Continued)

Company's cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may further adversely affect the Company's liquidity and financial condition.

        The global market and economic conditions have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Company utilizes, such as securitizations and other sales of commercial mortgage loans, real estate investments and other assets and unsecured and secured debt financing arrangements. The Company has experienced a decline in the fair value of its loans and real estate-related investments that has caused the Company to hold such loans and investments for a longer period of time or to sell them at lower values than anticipated. This has resulted in an increase in the net losses/decrease in the net gains the Company has realized on the sale of these assets and downward valuation adjustments taken on its loan and investment portfolios.

        The Company's primary exposure to credit risk arises from its direct and indirect relationships with borrowers who may default and potentially cause the Company to incur losses if it is unable to collect amounts due through loss mitigation strategies, and from institutional counterparties to the extent they do not fulfill their obligations to the Company under the terms of specific contracts or agreements. Changes in credit risk are evaluated in the context of estimating the allowance for loan losses and in estimating the fair values of investment securities and loans held for sale. Negative trends in the financial position of borrowers, values of collateral underlying loans, and delinquencies and defaults on loans may materially adversely affect the Company's results of operations.

        The Company's primary exposure to interest rate and other market risks is associated with its portfolio of loans and investment securities as well as fixed-rate borrowings. Changes in the level of interest rates or changes in yield curves, as well as basis risk resulting from changes in the interest rate spread between different financial instruments, could adversely affect the estimated fair value of the Company's portfolio of loans and investment securities and its net income. Changes in foreign currency exchange rates could also adversely affect the Company's earnings and the value of certain assets and liabilities. As discussed in Note 19, the Company manages interest rate and other market risks through the use of derivative instruments and other risk mitigation strategies. The Company's exposure to market risk is also impacted by the amount of real estate and equity investments which the Company owns directly and indirectly due to the depressed fair values and lessening demand for those types of assets.

        The Company continues to monitor market conditions and manages its loan origination and real estate investment activities to adapt to the current environment. These actions have included ceasing proprietary lending activities and emphasizing products with better liquidity and lower funding costs, such as agency and third party originations.

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems, facilities, human factors or external events such as information technology and organizational structure issues, weaknesses in internal controls, human error, fraud, and external threats in the U.S. and internationally. Primary responsibility for the management of operational risk lies with the Company's business segments and support functions, which are required to maintain controls designed to identify, assess and mitigate operational risks for their existing activities. These controls include the Company's systems and processes that relate to theft and fraud, general business practices, technology, the safeguarding of assets and data security, personnel, customers, financial reporting and external service

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties (Continued)

providers. In addition, the Company has developed and continued to enhance specific policies and procedures that are designed to ensure that transactions are properly approved, processed, recorded, reported, monitored/updated and reconciled on a timely basis and that it has adequate business continuity and disaster recovery plans for critical facilities and resources.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expense. The Company's estimates and assumptions are affected by risks and uncertainties associated with credit exposure and interest rate and market spread volatility. The Company has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, reviewed and applied consistently from period to period. Management bases their estimates on historical corporate and industry experience and various other assumptions they believe are appropriate under the circumstances, including market-based inputs when available. Future changes in credit and market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements. Certain of the Company's critical accounting estimates require higher degrees of judgment and are more complex than others in their application. For all of these estimates, future events rarely develop exactly as forecasted and, therefore, routinely require adjustment.

        The Company consolidates all wholly-owned and majority-owned subsidiaries that it controls. In certain cases, economic ownership interests and control do not strictly align and there are other specific consolidation criteria that must be applied under GAAP, and in those cases the Company follows the accounting policies discussed below.

        The Company sells assets to and has involvement with special purpose entities, some of which are variable interest entities ("VIEs"). Under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or "FIN 46R," a VIE is consolidated by the entity holding the variable interest that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The entity that consolidates a VIE is referred to as the "primary beneficiary."

        The identification of the primary beneficiary involves a number of assumptions and estimates about the economics of the VIE and the variable interest holders. Where the Company has determined that it does not have a sufficiently large variable interest to be a potential primary beneficiary or that it is the only variable interest holder with a sufficiently large interest, the Company determines the primary beneficiary using a qualitative approach based on the estimated economics of the VIE. Otherwise, the Company uses a quantitative approach, allocating estimated cash flows to each variable interest holder based on seniority of each of the cash flow scenarios that are probability weighted and used to determine the VIE's expected losses and expected residual returns.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        For investment partnerships and similar entities (e.g., limited liability corporations) in which the Company serves as general partner or managing member through one of its subsidiaries, the Company follows the guidance in Emerging Issues Task Force ("EITF") Issue No. 04-5, "Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights," or "EITF 04-5," to determine whether it needs to consolidate these entities. Generally, if the limited partners or non-managing members of these entities have substantive rights to remove the Company as the general partner or managing member, or to cause the entity to be liquidated, or have other substantive participating rights, the Company does not consolidate these entities. If the limited partners or non-managing members do not have such rights, the Company consolidates the entities.

        All significant intercompany accounts and transactions have been eliminated in consolidation.

        The financial statements of subsidiaries outside the United States of America are generally measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Income and expense items of foreign subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income, net of tax, a component of stockholders' equity.

        Deposits held in a fiduciary capacity, primarily related to Capmark Bank US's trust operations, are not assets or liabilities of the Company and, accordingly, are not included in the Company's consolidated balance sheet.

Business Combination

        The Sponsor Transactions were accounted for as a purchase as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," or "SFAS No. 141," and the purchase price was pushed down to the Company's consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 54, "Application of 'Push Down' Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase." Accordingly, the purchase price paid by the Sponsors plus related purchase accounting adjustments, have been reflected in the Company's consolidated financial statements as of and for the periods beginning March 23, 2006. This resulted in a new basis of accounting that reflects the estimated fair value of the Company's assets and liabilities, to the extent of the combined 79 percent ownership interest acquired by the Sponsors and Management Stockholders. Because of the continuing residual interest retained by GMAC, its 21 percent ownership interest in the Company's assets and liabilities continued to be reflected at its historical basis. Information for all periods prior to March 23, 2006 is presented using the historical basis of accounting.

        As a result of the Sponsor Transactions, the period from January 1, 2006 to March 22, 2006, for which the Company's results of operations and cash flows are presented, is reported as the "Predecessor" period. The periods beginning March 23, 2006, for which the Company's results of operations, financial position, and cash flows are presented, are reported as "Successor" periods.

Sale of Operations

        In February 2007, the Company sold a majority of its affordable housing debt platform to an unaffiliated buyer for approximately $500 million in cash and the buyer also assumed approximately $700 million of related financing obligations. The Company recognized a pre-tax gain on sale of

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

approximately $65.3 million in the year ended December 31, 2007 and reported the gain as a component of other gains (losses), net in the consolidated statement of operations. At the time of the transaction, the Company retained approximately $300 million of investment securities associated with the affordable housing debt platform that were not included in the sale. The earnings and cash flows of the entire affordable housing debt platform are fully consolidated in the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2007. The affordable housing debt platform was not classified as a discontinued operation because its operations and cash flows could not be clearly distinguished from the rest of the Company. The affordable housing debt platform was included in the North American Affordable Housing business segment. See Note 26 for segment information.

Significant Accounting Policies and Recently Issued Accounting Standards

Fair Value of Financial Instruments

        The Company adopted SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157," on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures for fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Although the Company accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement, the adoption of this statement did not have a material impact on the method in which the Company determines fair value. See Note 18 for additional disclosures required by SFAS No. 157.

        The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," on January 1, 2008. SFAS No. 159 permits an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value and the fair value of financial assets and financial liabilities for which the fair value option was elected be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

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

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        As required by SFAS No. 157, financial assets and financial liabilities recorded on the Company's consolidated balance sheet are categorized based on whether the inputs to the valuation techniques are observable or unobservable as follows:

        Level 1—financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

        Level 2—financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; pricing models whose inputs are observable either directly or indirectly for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

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

        Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the three-level fair value hierarchy.

  Investment Securities

        Investment securities classified as trading and available for sale are carried at fair value. Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities. If quoted market prices are not available, then investment securities are classified as Level 2 and fair values are estimated by using pricing models, quoted prices of securities

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

with similar characteristics or DCFs. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include certain CMBS, ABS, CDOs and GSE securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain residual interests in securitizations and CDOs, tax-exempt securities, certain Japanese bonds ("TMK securities") and other less liquid investment securities. The Company estimates the fair value of residual interests in securitizations based on a DCF analysis. See Note 16 for the assumptions used in the estimation of value of residual interests in securitizations. The Company estimates the fair value of tax-exempt securities in inactive markets using inputs from third-party pricing providers for similar securities and makes qualitative adjustments based on current market conditions. The fair value of TMK securities is estimated based on a DCF analysis using spreads and discount rates the Company believes market participants would use given the current market conditions as well as qualitative adjustments for internal risk ratings, anticipated credit losses and collateral values.

  Loans Held for Sale

        Loans held for sale consist of domestic and international, fixed and floating rate loans that are secured by commercial and multifamily real estate properties. Loans are typically classified as held for sale at the time of origination when the Company does not intend to hold the loan for the foreseeable future or until maturity or payoff. These loans remain classified as held for sale unless a change occurs in the Company's ability or intent to hold such loans for the foreseeable future or until maturity or payoff. The Company regularly reviews the appropriateness of its loan classifications based on a number of factors, including market demand for the Company's loan products, liquidity needs and corporate objectives.

        In connection with the adoption of SFAS No. 159, the Company elected to account for its loans held for sale at fair value. This election allows the offsetting of the changes in fair value of the loans and the derivative instruments used to economically hedge such loans without the administrative burden of complying with the requirements for hedge accounting under SFAS No. 133. The fair values of the Company's loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including updated securitization spreads where appropriate and when available, interest rates, whole loan spreads for each property type based on loan-to-value ratios of collateral and other factors, and bids or indications provided by market participants on specific loans that are actively marketed for sale. In addition, the impact of potential extensions, interest-rate floors and unfunded commitments on the Company's floating rate loan portfolio are taken into consideration when determining the fair value for each loan. The Company also considers changes in borrowers' credit status and the fair value of collateral in estimating the fair value of certain loans. Although the Company bases its loan valuations on historical and actual observable inputs to the extent possible, the valuations typically require significant judgment and therefore are estimates. Changes in market conditions, borrower credit-worthiness and collateral values between the dates of management's estimates and the dates of disposition of the loans can have a significant impact on the amounts ultimately realized upon disposition. The Company's loans held for sale are classified within Level 2 or Level 3 of the valuation hierarchy.

        As of December 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $3.9 billion and an aggregate unpaid principal balance of $4.8 billion. Interest income on these loans continues to be recorded as a component of interest income in the consolidated statement of operations. Net realized and unrealized losses of $1.0 billion resulting from the changes in

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

fair value of loans held for sale for which the fair value option was elected were recorded during the year ended December 31, 2008, and reported as a component of net (losses) gains on loans in the consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company no longer defers recognition of placement fees and direct loan origination costs with respect to its loans held for sale because such loans are carried at fair value. Previously, placement fees and direct loan origination costs were deferred as part of the carrying value of the loans and recognized as a component of the net gain or loss on sale of such loans.

        Prior to the adoption of SFAS No. 159, for valuation purposes the loans held for sale portfolio was divided into nine distinct pools, based upon geographic location, loan type (fixed or floating rate), and exit strategy. These pools were consistent with the guidance in SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." which required that the fair value of a loan should be determined by type of loan, and specifies that either the aggregate or individual loan basis may be used in determining the lower of cost or fair value for each type of loan. The Company utilized the aggregate basis within each of its nine pools. A current fair value for each individual loan was determined with emphasis that the fair value of an asset was a market-based measurement which was determined based upon the assumptions that market participants would use in pricing the loan. The Company accounted for its loans held for sale at the lower of amortized cost or estimated fair value taking into consideration the aggregate value of each of the nine pools. Therefore, the Company's operating results were negatively affected by changes in the fair value if one or more of its loan pools were valued lower than amortized cost.

        Interest income on loans held for sale is recorded on an accrual basis. Interest income is accrued until the loans become 90 days contractually delinquent at which time accrued but uncollected interest is reversed against interest income.

  Derivative Instruments

        Derivative instruments are carried at fair value. Exchange-traded derivative instruments that are valued using quoted market prices are classified within Level 1 of the valuation hierarchy. However, the majority of the Company's derivative instruments are not exchange-traded and are valued using internally developed models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. Such derivatives may include unfunded fixed-rate loan commitments.

  Deposit Liabilities—Brokered CDs

        Upon the adoption of SFAS No. 159, the Company elected to account for all brokered certificates of deposit ("Brokered CDs") at fair value. Beginning October 1, 2008, the Company elected to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost and simultaneously enter into interest rate swaps to hedge the deposit liabilities against changes in fair value due to changes in the benchmark interest rate. The Company continues to account for Brokered CDs issued with original maturities of one year or less at fair value. To estimate the fair value of Brokered CDs, cash flows are evaluated taking into consideration any embedded derivative features and then are discounted using the appropriate market rates for the applicable maturities. Brokered

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

CDs are classified within Level 2 of the valuation hierarchy because the valuation inputs are primarily based on readily observable pricing information.

        The fair value option for Brokered CDs allows the offsetting of the changes in fair value of the Brokered CDs and the derivative instruments used to economically hedge such deposits. Interest expense on these Brokered CDs continues to be recorded as a component of interest expense in the consolidated statement of operations. Net losses of $105.7 million resulting from the changes in fair value of these deposits were recorded during the year ended December 31, 2008, and reported as a component of other gains (losses), net in the consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company ceased deferring recognition of issuance costs with respect to its Brokered CDs because such deposits are carried at fair value. Previously, issuance costs were deferred and recognized as a component of interest expense over the term of such deposits. Beginning October 1, 2008, the Company accounts for newly issued Brokered CDs with original maturities greater than one year at amortized cost. Related issuance costs for such long-term Brokered CDs are deferred and recognized as a component of interest expense over the term of such deposits.

Loan Sales and Securitizations

        The Company periodically enters into transactions in which it sells financial assets, principally commercial mortgage loans. Upon a transfer of financial assets, the Company sometimes retains or acquires subordinated interests in the related assets. In addition, the Company generally retains servicing rights for all mortgage loans sold or securitized.

        Gains and losses on such transactions are recognized according to the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125" as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets," or together, "SFAS No. 140," which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

        The gain or loss on sale is determined by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, including mortgage servicing rights, based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. Whether the Company records a gain or loss on sale depends, in part, on the carrying value of the financial assets involved in the transfer, allocated between the assets sold and the interests retained based on their fair values at the date of transfer.

        Due to recent market developments summarized in Note 2, the volume and pricing of loan sales and securitizations declined significantly in 2008, which resulted in the Company incurring realized losses compared to historical recognition of realized gains. Realization of gains or losses on future sales is heavily dependent on the extent and timing of recovery of the markets for commercial mortgage products and changes in other market factors.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

        The allowance for loan losses provides for the risk of losses inherent in the Company's portfolio of loans held for investment. A portion of the allowance for loan losses is used to cover estimated losses on loans that have been specifically identified as being impaired.

        In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15," or "SFAS No. 114," impaired loans typically consist of those loans for which it is probable the Company will not be able to collect all contractual principal and interest amounts due. An impaired loan is generally valued based on the estimated fair value of the underlying collateral and includes estimated costs of selling or realizing such collateral on a discounted basis. In addition to specific allowances for impaired loans, the Company also maintains allowances that are based upon a collective evaluation of the non-impaired portion of the portfolio as a whole and estimates such losses in accordance with SFAS No. 5, "Accounting for Contingencies," or "SFAS No. 5." This analysis considers the Company's past loan loss experience, the current credit composition of the total portfolio, historical credit migration, property type diversification, default and loss severity statistics, and other relevant factors.

        The Company utilizes a risk-rating process for measuring credit exposure that combines quantitative analysis and qualitative judgment in order to measure potential loan losses. The Company initially allocates a quantitative risk rating to a loan based on modeling, or other objective, fact-based credit criteria that consider key financial data, such as a loan's debt service coverage ratio, loan-to-value ratio and time to maturity, and collateral characteristics, such as a property's location, type and occupancy. The Company subsequently adjusts its initial quantitative rating based on our assessment of qualitative factors, such as quality of sponsorship, financial reporting, quality and stability of cash flows, loan structure, loan documentation and the loan's performance relative to underwriting.

        The allowance for loan losses is increased as necessary by recording a charge to the provision for loan losses in the consolidated statement of operations. Amounts deemed to be uncollectible are charged against the allowance for loan losses. Amounts recovered on previously charged-off loans are added back to the allowance for loan losses.

        Uncertainties about the economies in the Company's primary market areas, including the United States, increase uncertainty about management's estimates of the allowance for loan losses. Increases in unemployment and/or low employment, decreases in corporate profits and adverse trends in other key economic indicators may correlate with increasing loan delinquencies and other factors affecting the timing and amounts the Company ultimately realizes on its portfolio of loans held for investment.

Income Recognition and Impairments Relating to Acquired Non-Performing Loans

        The Company has acquired non-performing loans, primarily in Asia, with a strategy of restructuring the loans or entering into workouts with borrowers, which may include foreclosure. These loans were typically purchased at a substantial discount to par, reflecting the Company's determination that it is probable all amounts due under the loans' governing instruments may not be collected. These loans are accounted for in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," or "SOP 03-3." Under SOP 03-3, the excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired asset is

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

accreted into interest income over the expected life of the asset. These loans are classified as held for investment in the consolidated balance sheet.

        The amount of accretion for such loans or pools of loans is adjusted when there is an increase or decrease in the expected cash flows. Further, the Company assesses impairment on such loans or pools of loans for which there has been a decrease in expected cash flows in accordance with SOP 03-3 and SFAS No. 114. Impairment is measured based on the present value of the expected cash flows from the loan discounted using the loan's effective interest rate or, in specific circumstances, through the estimated fair value of the underlying collateral minus the estimated costs of selling or realizing the underlying collateral. Impairment is recognized as a charge to the provision for loan losses in the consolidated statement of operations.

Derivative Instruments and Hedging Activities

        The Company uses derivative instruments in connection with its risk management and investment activities. The Company's primary objective in utilizing derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the Company. Minimizing this volatility enables the Company to mitigate the impact of market risk on earnings. Additionally, the Company uses interest rate swaps to more closely match interest rate characteristics of its interest-bearing liabilities with its interest-earning assets. The Company also utilizes derivative instruments to mitigate foreign currency exposure related to foreign currency denominated transactions and its net investments in foreign operations. At times, the Company uses derivative instruments in lieu of cash transactions for investment purposes.

        The derivative instruments that the Company has used include swaps, caps, forwards, options, swaptions, spread locks, loan commitments, credit derivatives and treasury-related derivative instruments. These instruments may be exchange-traded or contracted in the over-the-counter market.

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133," as amended and interpreted, among other pronouncements, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," or "SFAS No. 138," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," or "SFAS No. 149," the Company records derivative instruments at estimated fair value on its consolidated balance sheet. Gains and losses resulting from changes in the estimated fair value of such instruments are accounted for depending on whether or not they qualify for hedge accounting.

        The Company formally documents its risk management objective and strategy for undertaking various hedge transactions. For transactions that qualify for hedge accounting, this process includes linking the derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets, or pools of similar assets, and specific liabilities in the consolidated balance sheet or to forecasted transactions.

        Each designated hedging relationship is expected to be highly effective in offsetting the designated risk during the hedge period. The Company formally assesses, both at inception and on an ongoing basis, whether the derivative instruments used in hedging transactions are highly effective in offsetting changes in estimated fair values or cash flows of the hedged items.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the estimated fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is no longer designated as a hedge instrument because: a) it is unlikely that a forecasted transaction will occur; b) a hedged firm commitment no longer meets the definition of a firm commitment; or c) management determines that designation of the derivative as a hedge instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the consolidated balance sheet at its estimated fair value. The hedged asset or liability, if not normally carried at estimated fair value, will no longer be adjusted for changes in estimated fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried in the consolidated balance sheet at its estimated fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the consolidated balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be carried in the consolidated balance sheet at its estimated fair value and gains and losses that were recorded in accumulated other comprehensive income, net of tax, will be recognized immediately in current period earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at its estimated fair value in the consolidated balance sheet with changes in its estimated fair value recognized in current period earnings.

Classification, Valuation, and Impairment of Investment Securities Including Retained Interests in Securitized Assets

        When the Company securitizes mortgage loans in transactions accounted for as a sale in accordance with SFAS No. 140, it may retain an interest in the assets sold. These retained interests may take the form of interest-only, investment grade, subordinate, or unrated securities. The subordinate interests that the Company retains provide a form of credit enhancement for the more highly-rated securities.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or "SFAS No. 115," the classification of investment securities is based on management's intent with respect to those securities. Investment securities classified as trading are carried at estimated fair value with unrealized gains and losses recognized in current period earnings. Investment securities classified as available for sale are carried at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax, which is a component of stockholders' equity. Realized gains and losses on the sale of investment securities are determined using the specific identification method and recognized in current period earnings. Interest income is recorded using the interest method which is reviewed and adjusted periodically based on changes in estimated cash flows.

        Investment securities classified as available for sale are periodically reviewed for potential impairment in accordance with EITF 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," or "EITF 99-20," and FASB Staff Position ("FSP") No. EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," or "FSP EITF 99-20-1," or

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," or "EITF 03-1," and FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or "FSP FAS 115-1 and FAS 124-1," depending on the nature of the security. Impairment is measured using a systematic methodology intended to consider all available evidence. If the carrying value of an investment security exceeds its estimated fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in estimated fair value, the performance of the underlying assets, and the Company's intent and ability to hold the asset until its value recovers. Once a decline in estimated fair value is determined to be other-than-temporary, an impairment charge is recorded in the Company's consolidated statement of operations and a new cost basis is established.

Valuation and Impairment of Mortgage Servicing Rights

        In accordance with SFAS No. 140, the Company capitalizes originated mortgage servicing rights based upon their fair value when the related loans are sold. Purchased mortgage servicing rights are recorded at their cost at the time of acquisition, which approximates the fair value of such assets. Subsequent to origination or acquisition, mortgage servicing rights ("MSRs") are carried at the lower of amortized cost or estimated fair value. Amortization expense is recorded for each stratum, as discussed below, in proportion to, and over the period of, the projected net servicing cash flows.

        MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the Company estimates the fair value of MSRs using DCF models that calculate the present value of estimated future net servicing income. These models consider and incorporate portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts the underlying inputs and assumptions used in the models to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Generally, valuations of servicing rights for commercial mortgages are less sensitive to change than valuations of servicing rights for residential mortgages, due to lower levels of prepayments and other factors.

        MSRs are evaluated for impairment by stratifying the portfolio according to predominant risk characteristics, primarily investor and loan type (e.g., CMBS, agency—Fannie Mae's DUS™ program, agency—non-Fannie Mae's DUS™ program and other). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, the MSR asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of a valuation allowance, with a corresponding charge to earnings in the period that the impairment is determined to have occurred. If the impairment is determined to be other-than-temporary, the valuation allowance is reduced along with the carrying value of the MSR. Declines in the value of MSRs are most likely to occur in circumstances when both interest rates are declining and commercial real estate credit markets are competitive, or when defaults on underlying loans increase.

        Gains and losses on sales of MSRs are recognized when the related sales contracts have been executed and legal title and substantially all risks and rewards of ownership of the servicing rights have passed to the buyer. Gains and losses are determined as the difference between the net sales proceeds received and the carrying value of the servicing rights sold less costs to sell.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Liability for Low-Income Housing Tax Credit Guarantees

        The Company syndicated limited partnership interests in affordable housing partnerships. These investments were in the form of limited partner ownership interests that were pooled into funds ("upper-tier funds"). These funds held limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. In certain upper-tier funds, the Company has guaranteed a specified rate of return to the investors. Returns to investors in the partnerships are principally derived from flow-through low-income housing tax credits and tax losses generated by underlying operating partnership entities ("lower-tier partnerships").

        Syndicated affordable housing partnerships that contain a guarantee are reflected in the Company's consolidated financial statements under the financing method in accordance with SFAS No. 66, "Accounting for Sales of Real Estate," or "SFAS No. 66." More specifically, cash, cash equivalents, restricted cash and equity investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships are included in the Company's consolidated balance sheet. Liabilities of the guaranteed syndicated real estate partnerships consist primarily of a financing liability, initially equal to the amount of equity contributed by each investor, payable to each tax credit fund investor. The financing liability, included as a component of real estate syndication proceeds and related liabilities in the consolidated balance sheet, is extinguished over the life of the guaranteed syndicated real estate partnerships as annual tax benefits guaranteed to each investor are delivered.

        Returns to investors in the partnerships are principally derived from flow-through low-income housing tax credits and tax losses generated by underlying operating partnership entities. The Company is exposed to losses based on its limited partnership interests and to the investors in the guaranteed syndicated real estate partnerships for a specific guaranteed rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the syndicated real estate partnership to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, the Company is required to make cash payments to the investors of the syndicated affordable housing partnerships.

        Costs associated with maintaining the guaranteed yield are quantified initially, and then subsequently evaluated on a quarterly basis, in order to ensure that the recorded liability for each guaranteed tax credit fund is sufficient to cover repayment of principal plus the guaranteed yield to the investors. When deficiencies are identified for a tax credit fund, the liability is increased to cover the shortfall associated with that tax credit fund. The loss contingency policy is governed by SFAS No. 5, which requires establishment of a liability for losses when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The SFAS No. 5 liability is reduced as payments are made to settle it. When the Company applied push down accounting on March 23, 2006 as a result of the Sponsor Transactions, the Company recorded an estimate of the fair value of the guarantees, which was in excess of the liability determined under SFAS No. 5. The Company amortizes that excess using a systematic and rational method, which approximates straight-line over the period of delivery of the tax benefits to investors, except that amortization of the liability for a particular fund may be accelerated when certain events occur and result in partial settlement of the guarantee, such as the sale of a lower-tier partnership and related settlement with the guaranteed investors.

        The estimate of the fair value of the aforementioned guarantee liability recorded in push down accounting, and periodic estimates of SFAS No. 5 liabilities described above, involve significant

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

estimates with varying degrees of uncertainty. Amounts ultimately realized as income by the Company as the liability for real estate syndication proceeds and related liabilities is reduced are uncertain as to timing, and the total amount realized over time depends on the operating performance of the lower-tier partnerships and the ability of the upper-tier funds to deliver tax credits and, in some cases, guaranteed yields, to investors. The Company has not originated any new lower-tier partnerships since 2005, and the remaining expected lives of the upper-tier funds vary from one to 14 years.

Accounting for Income Taxes

        Prior to the Sponsor Transactions, the Company had operated within the General Motors Corporation ("GM")-controlled tax group under the principles of a tax-sharing arrangement. Under this arrangement, the Company was generally treated as a standalone taxpayer, except with regard to foreign tax credits and net operating losses. The Company would receive credit for such attributes only if the GM group as a whole could utilize such benefits.

        Upon the closing of the Sponsor Transactions, the Company became deconsolidated from the GM-controlled tax group. Therefore, the Company is no longer an eligible member of the GM consolidated tax return for any periods after the date of the Sponsor Transactions. Thus, the Company is now liable for worldwide taxes based solely on its consolidated operations as a standalone taxpayer. Moreover, based on applicable tax rules, certain tax attributes represented by net operating losses and foreign tax credits were specifically allocated by GM to the Company in respect to an intercompany receivable due from GM. These amounts were reclassified as deferred tax assets in the consolidated balance sheet as of the Sponsor Transactions date.

        The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes, as amended," or "SFAS No. 109." On January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or "FIN 48," which clarifies SFAS No. 109 by defining the confidence level that an income tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained solely on its technical merits. The "more-likely-than-not" threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered "more-likely-than-not" to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.

        As a result of adopting FIN 48, management reviewed the income tax positions it has recorded in the application of push down accounting and has evaluated the impact of EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," or "EITF 93-7," as it relates to income tax exposures related to periods prior to the Sponsor Transactions. Under the guidance of EITF 93-7, the Company recorded the impact of adopting FIN 48 on its Predecessor period tax liabilities as an increase to goodwill in the consolidated balance sheet. For its Successor period tax liabilities, the Company recorded the impact of adopting FIN 48 as a cumulative effect adjustment to retained earnings in the consolidated balance sheet. Adjustments to tax liabilities subsequent to the adoption of FIN 48 (e.g., through actual or effective settlement) are recorded through income tax expense or through additional adjustments to goodwill depending on whether the liabilities arose from transactions prior to or after the Sponsor Transactions. The Company classifies interest and penalties related to

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

unrecognized tax benefits as income tax expense. See Note 15 for the impact of adopting FIN 48 on the Company's consolidated financial statements.

        The Company recognizes tax credits (net of any expected recapture) from its investments in un-syndicated low-income housing tax credit, or "LIHTC" limited partnership interests and retained interests in syndicated LIHTC partnerships as an investor to the extent they are delivered to a lower-tier LIHTC partnership and reflected on its income tax return. These tax credits are recognized as a reduction to income tax expense in the Company's consolidated statement of operations.

        The Company establishes valuation allowances for its deferred tax assets based on a "more-likely-than-not" threshold. The Company's ability to realize its deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carryforward periods provided for by law within each applicable tax jurisdiction. Management evaluates all positive and negative evidence, including scheduled reversals of existing deferred tax liabilities, projected future taxable income and tax planning strategies. Management also considers the nature, frequency and severity of recent losses and the duration of statutory carryforward periods. In making such judgments, significant weight is given to evidence that can be objectively verified. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.

        If the Company generates future taxable income in jurisdictions where it has recorded full valuation allowances, on a sustained basis, management's conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If the Company's operations generate taxable income prior to reaching profitability on a sustained basis, the Company would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing management's conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

        The valuation of deferred tax assets requires significant judgment. The Company's accounting for deferred tax consequences of events that have been recognized in its financial statements and its future taxable income represent management's best estimate of those future events.

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash in banks and in overnight investments. The Company also considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are reported at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and includes amounts required to be maintained in escrow under certain of the Company's debt obligations, amounts required to meet certain regulatory liquidity ratios, and cash held by the Company's consolidated low-income housing tax credit funds that is required to be held in accordance with third-party investor agreements.

Loans Held for Investment

        Loans held for investment include domestic and international, fixed and floating rate loans secured by real estate which are not expected to be sold, and construction loans for multifamily projects, affordable housing projects and commercial buildings. Such loans are carried at amortized cost, net of deferred origination fees, costs and any associated premiums or discounts, less an allowance for loan

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

losses. The Company believes it has the intent and ability to hold these loans for the foreseeable future or until their maturity or payoff.

        Interest income on loans held for investment is accrued as earned. Interest income is generally accrued until the loans become 90 days contractually delinquent at which time accrued but uncollected interest is reversed against interest income and interest income is subsequently recorded when collected. Loans return to an accrual status when principal and interest become current and are anticipated to be fully collected. Loan origination fees and costs are deferred and recognized as yield adjustments over the life of the related loan pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17" or "SFAS No. 91."

Real Estate Investments

        Real estate investments include real estate held for sale, held for investment and acquired through foreclosure. Real estate held for sale consists primarily of domestic and international real estate assets that are expected to be disposed of by sale within one year. The designation and carrying value of such assets are determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, as amended," or "SFAS No. 144." Real estate held for sale is carried at the lower of cost, including impairments, or estimated fair value less costs to sell and is not depreciated. Real estate held for investment consists primarily of office buildings, hotels, retail and distribution centers, vacant land and parking lots. In addition, real estate held for investment consists of real estate owned by general partnerships that operate domestic affordable housing projects where the Company is the general partner or has consolidated the affordable housing projects when it has been determined the Company is the primary beneficiary of the partnerships under FIN 46R. Real estate held for investment is carried at cost less accumulated depreciation and is periodically reviewed for impairment in accordance with SFAS No. 144. Real estate acquired through foreclosure is initially recorded at estimated fair value less costs to sell and subsequently carried at the lower of cost or estimated fair value less costs to sell and any related valuation allowances.

Equity Investments

        The Company acquires and holds non-marketable equity positions in certain real estate projects. Such equity positions are in the form of limited partnership and limited liability company investments and are accounted for under the equity method. The Company also holds non-marketable equity investments in commercial mortgage-backed securities ("CMBS"), mezzanine debt and real estate investment funds accounted for under the equity method. The investments made by certain of these funds are carried by the funds at estimated fair value and, accordingly, the Company's equity in the earnings of the investees includes both net investment income and net realized and unrealized gains and losses. Valuations of the underlying investments in such funds are subject to many of the same risks and uncertainties affecting the valuations of the Company's directly-owned loans and investment securities, and the Company's operating results are affected to the extent of its equity interests in such funds.

        The Company also holds non-marketable equity investments in entities that invest in pools of performing and non-performing commercial loans and real estate assets, including non-performing

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

commercial and mortgage loans. Non-performing investments are purchased at discounts to par at a market yield that is commensurate with the related risk. Resolutions are typically accomplished through sale of the underlying collateral, discounted payoff, debt restructuring or foreclosure. Income is recognized as earned based on the Company's participation interest in the underlying equity method investment.

        Non-marketable equity investments that are not carried at fair value, as described above, are reviewed for impairment. In evaluating whether a decline in value of an equity investment is other-than-temporary, the Company evaluates the investee's ability to generate and sustain an earnings capacity that would support the carrying value of the investment, as well as the Company's ability and intent to hold the investment until the decline in value is recovered. When it is determined that an other-than-temporary impairment has occurred, the Company records a charge for the difference between the investment's carrying value and its fair value.

Goodwill

        Goodwill represents the excess of the cost of an acquired business over the estimated fair value of identifiable assets and liabilities acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or "SFAS No. 142," goodwill is reviewed for impairment at the reporting unit level and is not amortized. A reporting unit is an operating segment or one level below an operating segment as that term is defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," or "SFAS No. 131." The Company reviews goodwill for impairment annually in the fourth quarter. The Company may also review goodwill for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value, which is determined based on a DCF analysis.

Intangible Assets

        The Company holds intangible assets which primarily consist of customer relationships and contracts. These intangible assets were initially recorded at estimated fair value. In accordance with SFAS No. 142, these intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 14 years. The Company reviews intangible assets for impairment annually in the fourth quarter. The Company may also review intangible assets for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recorded to the extent that the carrying value of the intangible asset exceeds its implied fair value, which is determined based on a DCF analysis.

Mezzanine Equity

        The Company issued common stock to Management Stockholders for estimated fair value. The shares are redeemable upon the occurrence of certain events. The Company classifies this equity in accordance with EITF D-98, "Classification and Measurement of Redeemable Securities," or "EITF D-98" which requires that conditionally redeemable securities be classified outside of permanent stockholders' equity. Accordingly, the Company classifies these shares as mezzanine equity. There were 14,229,713 and 20,126,963 shares of common stock classified as mezzanine equity as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company has a stock option award program which provides Management Stockholders with the option to purchase shares of common stock at a specified price, once certain time-based and performance-based vesting conditions are met. The Company accounts for share-based payments issued to employees and non-employee directors in accordance with SFAS No. 123 (Revised 2004), "Share-Based Payment" or "SFAS No. 123R." This statement establishes the standards for accounting for transactions in which an enterprise receives goods or employee services in exchange for equity instruments of the enterprise, or incurs liabilities in exchange for goods or employee services that are based on the estimated fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Accordingly, the Company measures the fair value of its option awards based on the grant date fair value of the award, which is estimated through a Black-Scholes option-pricing model.

        The Company has classified these stock options as equity instruments under the guidelines of SFAS No. 123R. The Company recognizes compensation expense associated with these equity instruments as a component of compensation and benefits for the portion of outstanding awards which are ultimately expected to vest. These instruments are recognized in expense over the requisite service period, which the Company considers to be the vesting period of the options.

Earnings per share

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of diluted common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Guarantees other than Low-Income Housing Tax Credit Guarantees

        For guarantees issued since January 1, 2003, the Company records liabilities equal to the estimated fair value of the guarantee obligations undertaken. For guarantee obligations for which the Company receives fees in exchange for undertaking the obligation, the fees received are considered to be a measure of estimated fair value in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or "FIN 45."

        For mortgage loans originated under the Fannie Mae Delegated Underwriting and Servicing ("DUS™") program, the Company accounts for its exposure to loss under the service contract with Fannie Mae as a guarantee under FIN 45, recording a liability that approximates the cash flows deemed to represent remaining compensation for the Company's guarantee or, if greater, the Company's expected loss.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

        In April 2007, the FASB issued FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39," or "FSP FIN 39-1." FSP FIN 39-1 modifies FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 was effective for the Company on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or "SFAS No. 141R," which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Prior to the adoption of SFAS No. 141R, any adjustments to the FIN 48 reserve are recorded as an increase to goodwill if an expense and, if a benefit, are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Subsequent to the adoption of SFAS No. 141R, the above rule will no longer apply and any expense or benefit associated with realizing (or re-measuring) unrecognized tax benefits will be recorded as part of income tax expense. SFAS No. 141R shall be applied by the Company prospectively to business combinations for which the acquisition date is after January 1, 2009. Management is currently evaluating the potential impact of SFAS No. 141R on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "SFAS No. 160," which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity (as opposed to as a liability or mezzanine equity) in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for the Company on January 1, 2009. Management is currently evaluating the impact of SFAS No. 160 on the Company's consolidated financial statements.

        In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," or "FSP FAS 157-2." This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP FAS 157-2 became effective upon issuance and was adopted by the Company.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. Management is currently evaluating the potential impact of SFAS No. 161 on the disclosures included in the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," or "FSP FAS 142-3." This FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142. The FSP affects entities with recognized intangible assets and is effective for the Company on January 1, 2009. This new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or "FSP EITF 03-6-1." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share." This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for the Company on January 1, 2009. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company's calculation of earnings per share.

        In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." The FSP amends SFAS No. 133 to require certain disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45 to require additional disclosures about the current status of the payment/performance risk of a guarantee. The FSP also clarifies that, as noted above, SFAS No. 161 is effective for the Company on January 1, 2009. The provisions of the FSP that amend SFAS No. 133 and FIN 45 were effective for the Company on December 31, 2008. The adoption of the FSP did not have a material impact on the Company's consolidated financial statements.

        In September 2008, the FASB issued EITF 08-05, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement," or "EITF 08-05." EITF 08-05 requires issuers of liability instruments with a third-party guarantee or other credit enhancement to exclude the effect of the credit enhancement when measuring the liability's fair value. The effect of initially applying the guidance in EITF 08-05 shall be included in the change in fair value in the period of adoption. EITF 08-05 is effective for the Company on January 1, 2009. Management is currently evaluating the potential impact of EITF 08-05 on the Company's consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," or "FSP FAS 157-3." FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP became effective upon issuance. The Company has considered this guidance in measuring the fair value of assets and liabilities.

        In November 2008, the FASB issued EITF 08-06, "Equity Method Investment Accounting Considerations," or "EITF 08-06." EITF 08-06 addresses the potential effect of SFAS No. 141R and SFAS No.160 on equity method accounting under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," or "Opinion No. 18." EITF 08-06 will continue existing practices under Opinion No. 18 including the use of a cost accumulation approach to initial measurement of the investment. The EITF will not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee's carrying value for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with Opinion No. 18. EITF 08-06 is effective for the Company on January 1, 2009. Management is currently evaluating the potential impact of EITF 08-06 on the Company's consolidated financial statements.

        In December 2008, the FASB issued FSP FAS No.140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140 and FIN 46R are finalized and approved by the FASB board. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvement with transferred financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The FSP increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 was adopted by the Company upon issuance. The Company has considered this guidance in preparing the disclosures included in the Company's consolidated financial statements.

        In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF 99-20," or "FSP EITF 99-20-1." This FSP amends EITF 99-20 to align the guidance on other-than-temporary impairments for beneficial interests with the guidance in SFAS No. 115 and other related guidance. The FSP was effective for the Company on December 31, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company's consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," or "FSP FAS 157-4," to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset and liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 157-4 on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," or "FSP FAS 115-2 and FAS 124-2." The FSP modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or "FSP FAS 107-1 and APB 28-1". The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," or "SFAS No. 107," to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on the Company's consolidated financial statements.

4. Investment Securities Available For Sale

        Investment securities classified as available for sale include: CMBS; asset-backed securities ("ABS"); collateralized debt obligations ("CDOs") which may be collateralized by CMBS, unsecured real estate investment trust debt and other real estate-related investments; tax-exempt securities; TMK securities; securities backed by Ginnie Mae, Fannie Mae and Freddie Mac (government sponsored enterprise or "GSE securities"); U.S. Treasury securities; and other investment securities.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4. Investment Securities Available For Sale (Continued)

        The following table summarizes the Company's investment securities classified as available for sale as of December 31, 2008, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
CMBS, ABS and CDOs	$43,459	$917	$—	$44,376
Tax-exempt securities	242,568	57	—	242,625
TMK securities	325,343	—	—	325,343
GSE securities	219,264	7	—	219,271
U.S. Treasury and other securities	12,033	319	—	12,352

Total	$842,667	$1,300	$—	$843,967

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

        The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities classified as available for sale and the related proceeds received on such sales (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Gains recognized	$624	$21,322	$10,706	$—
Losses recognized	(100)	(6,535)	(1,592)	(630)

Net gains (losses)	$524	$14,787	$9,114	$(630)

Proceeds received	$21,507	$215,322	$152,485	$70,611

        The gains and losses were recorded as a component of net (losses) gains on investments and real estate in the consolidated statement of operations. The proceeds received for the year ended December 31, 2007 do not include the transfer of investment securities in connection with the Company's sale of a majority of its affordable housing debt platform in February 2007.

        The Company has pledged investment securities classified as available for sale with a carrying value of $456.6 million and $489.1 million as of December 31, 2008 and 2007, respectively, primarily to support LIHTC yield guarantees and debt obligations.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4. Investment Securities Available For Sale (Continued)

        The Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. The Company's evaluation includes a credit analysis of its investment securities based on the preparation of cash flow projections reflecting its monitoring of the underlying assets and relevant market information. In the case of subordinate CMBS, ABS and CDOs, the Company also considers its projected loss position in the relevant securities. Impairments considered other-than-temporary typically result from a decline in the projected cash flows due to increased loss projections and the Company's determination that the impairments will not otherwise be recovered. As a result of the Company's evaluation, and its conclusion that the amount it expects to recover on some of its investment securities was less than the amortized cost of those securities, the Company recognized charges for declines in value in certain investment securities classified as available for sale, primarily consisting of CMBS, ABS and CDOs, that were considered other-than-temporary and generally related to credit worthiness of issuers. Related impairment charges recognized for such declines in value were $53.6 million and $26.9 million for the years ended December 31, 2008 and 2007, respectively, $1.4 million for the period from March 23, 2006 to December 31, 2006 and none for the period from January 1, 2006 to March 22, 2006. In addition, as of December 31, 2008, management determined that the Company may no longer have the ability to hold certain securities where the fair value had declined below amortized cost for a period of time sufficient to allow for the recovery in fair value. As a result of this determination, the Company recognized a $56.4 million impairment charge on those securities that were in an unrealized loss position as of December 31, 2008. The impairment charges were recorded as a component of net (losses) gains on investments and real estate in the consolidated statement of operations.

        The following table summarizes the fair value and gross unrealized losses of the Company's investment securities classified as available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
CMBS, ABS and CDOs	$33,955	$(1,518)	$20,120	$(1,128)	$54,075	$(2,646)
Tax-exempt securities	—	—	1,991	(58)	1,991	(58)
TMK securities	87,086	(194)	89,748	(292)	176,834	(486)
GSE securities	49,319	(72)	96,851	(345)	146,170	(417)

Total	$170,360	$(1,784)	$208,710	$(1,823)	$379,070	$(3,607)

        The following table summarizes the maturities of debt securities classified as available for sale as of December 31, 2008 (in thousands):

	Amortized cost	Fair value
Due in one year or less	$227,483	$227,505
Due after one year through five years	167,004	168,105
Due after five years through ten years	2,310	2,116
Due after ten years	445,870	446,241

Total	$842,667	$843,967

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4. Investment Securities Available For Sale (Continued)

        The maturities reported in the above table reflect the instruments' final maturity dates. Actual maturities may differ from the maturities reported above due to periodic payments and prepayments.

        The Company's subordinated CMBS and CDO securities provide credit support to the more senior classes of the related securitization. Cash flows from the assets underlying the CMBS and CDO investment securities generally are allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flows are allocated generally among the other CMBS and CDO security classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying investments, resulting in reduced cash flows, the most subordinated CMBS and CDO securities class will bear this loss first. To the extent there are losses in excess of the most subordinated class' entitlement to principal and interest, the remaining CMBS and CDO securities classes will bear such losses in order of their relative subordination level.

5. Loans Held for Sale

        The following table summarizes the Company's loans held for sale as of December 31, 2008 and 2007, by loan type, carried at fair value as of December 31, 2008 and at the lower of amortized cost or fair value as of December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Floating rate mortgage loans	$3,178,369	$6,653,675
Fixed rate mortgage loans	788,317	1,118,042
Construction loans	3,997	12,052

Total	$3,970,683	$7,783,769

        The Company periodically reviews its loan portfolio to determine whether any changes in classification should be made between "held for sale" and "held for investment." The Company classifies a loan as "held for investment" when it intends to hold the loan for the foreseeable future or until maturity or payoff. The Company defines "foreseeable future" based upon what it believes to be reasonable under the circumstances, including events and conditions that the Company can reasonably anticipate. The Company considers many factors in determining what the "foreseeable future" is including: its financial condition and liquidity positions; its anticipated capital requirements; its business strategy and operating plans; the current and expected economic environment and market conditions; and the nature and type of loans, including expected durations. The consideration of many of these factors requires the Company to make forward-looking evaluations for a period of time not less than twelve months. Beyond the twelve-month period, the Company is less confident in its ability to predict future events. If the Company is aware of any specific events which are likely to occur beyond the twelve-month period but prior to a loan's maturity or payoff, the Company considers such events in its evaluation. Based upon its analysis of the factors and all other relevant information, the Company determines whether the loan should be classified as either "held for sale" or "held for investment." No loans were transferred from "held for sale" to "held for investment" during the year ended December 31, 2008. During the year ended December 31, 2007, approximately $4.5 billion of loans were transferred from "held for sale" to "held for investment" at the lower of amortized cost or fair value. The amortized cost basis of such loans exceeded estimated fair value by approximately

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

5. Loans Held for Sale (Continued)

$76.6 million. This amount is reported as a component of net (losses) gains on loans in the consolidated statement of operations for the year ended December 31, 2007.

        The Company has pledged loans held for sale with a carrying value totaling $1.2 billion and $2.6 billion as of December 31, 2008 and 2007, respectively, to support debt obligations.

        The following table summarizes the Company's loans held for sale as of December 31, 2008 and 2007, by collateral type (in thousands):

December 31, 2008			December 31, 2007
Collateral type	Carrying amount	Percent of portfolio	Collateral type	Carrying amount	Percent of Portfolio
Multifamily	$1,131,849	28%	Retail	$2,010,241	26%
Office	1,041,867	26	Multifamily	1,775,332	23
Retail	497,693	13	Office	1,745,748	22
Hospitality	431,605	11	Hospitality	517,102	7
Healthcare	188,849	5	Healthcare	247,720	3
Mixed-use and other	678,820	17	Mixed-use and other	1,487,626	19

Total	$3,970,683	100%	Total	$7,783,769	100%

        The following table summarizes the Company's loans held for sale by location of underlying collateral as of December 31, 2008 and 2007, by geographic region (in thousands):

December 31, 2008			December 31, 2007
	Amount	Percent of portfolio		Amount	Percent of portfolio
North America	$3,475,691	88%	North America	$4,970,429	64%
Asia	288,910	7	Asia	209,732	3
Europe	206,082	5	Europe	2,603,608	33

Total	$3,970,683	100%	Total	$7,783,769	100%

        The collateral underlying the Company's loans held for sale in North America is widely dispersed across many markets and major metropolitan areas in the United States.

        In April 2008, in two separate transactions, certain subsidiaries of the Company completed the sale of significant interests in 39 loans held for sale in the Company's European loan portfolio to an institutional buyer for a total aggregate sale price of approximately $1.8 billion.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

5. Loans Held for Sale (Continued)

        Prior to the adoption of SFAS No. 159, the amount by which the amortized cost basis of loans held for sale exceeded estimated fair value was recorded as a valuation allowance. The following table summarizes activity related to the Company's valuation allowance in prior years (in thousands):

	Successor		Predecessor
	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Balance at beginning of period	$26,422	$30,167	$27,314
Initial impact of push down adjustments	—	(30,167)	—
Lower of cost or fair value adjustment	222,056	26,400	2,782
Loans charged off	(18,814)	(12)	—
Foreign currency translation adjustment	674	34	71
Transfers and other	(74,951)	—	—

Balance at end of period	$155,387	$26,422	$30,167

        With the implementation of push down accounting in connection with the Sponsor Transactions, the valuation allowance as of March 22, 2006 was transferred to the carrying value of loans held for sale as a basis adjustment to the carrying value of such loans on March 23, 2006.

6. Loans Held for Investment

        The following table summarizes the Company's loans held for investment as of December 31, 2008 and 2007, by loan type (in thousands):

	December 31, 2008	December 31, 2007
Floating rate mortgage loans	$5,895,031	$5,172,955
Fixed rate mortgage loans	692,780	579,909
Construction loans	1,423,119	809,234
Acquired non-performing loans	305,261	358,368

Total	8,316,191	6,920,466
Allowance for loan losses	(108,211)	(28,752)

Net	$8,207,980	$6,891,714

        The "Total" amounts set forth in the table above are equal to the unpaid principal balance of the loans less the amount of any fair value adjustments applied to any loans that were previously classified as held for sale and other discounts to carrying value. The aggregate amount of such adjustments/discounts for all loans held for investment was $56.0 million and $106.6 million as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

6. Loans Held for Investment (Continued)

        The following table summarizes the Company's loans held for investment as of December 31, 2008 and 2007, by collateral type (in thousands):

December 31, 2008			December 31, 2007
Collateral type	Amount	Percent of portfolio	Collateral type	Amount	Percent of Portfolio
Hospitality	$1,716,490	21%	Healthcare	$1,364,009	20%
Healthcare	1,511,110	18	Office	1,306,374	19
Office	1,493,476	18	Multifamily	1,052,954	15
Multifamily	1,235,706	15	Hospitality	1,041,070	15
Retail	809,169	10	Retail	798,413	12
Mixed-use and other	1,550,240	18	Mixed-use and other	1,357,646	19

Total	$8,316,191	100%	Total	$6,920,466	100%

        The Company has pledged loans held for investment with carrying values totaling $4.5 billion and $1.4 billion as of December 31, 2008 and 2007, respectively, to support debt obligations.

        The following table summarizes the Company's loans held for investment by location of underlying collateral as of December 31, 2008 and 2007, by geographic region (in thousands):

December 31, 2008			December 31, 2007
	Amount	Percent of portfolio		Amount	Percent of portfolio
North America	$7,590,037	91%	North America	$5,954,845	86%
Asia	506,431	6	Asia	639,630	9
Europe	219,723	3	Europe	325,991	5

Total	$8,316,191	100%	Total	$6,920,466	100%

        The collateral underlying the Company's loans held for investment in North America is widely dispersed across many markets and major metropolitan areas in the United States.

        The Company's allowance for loan losses is established, monitored and maintained on the basis of past loan experience, the current composition of the portfolio, historical credit migration, property type diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

6. Loans Held for Investment (Continued)

        The following table summarizes activity related to the Company's allowance for loan losses (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Balance at beginning of period	$28,752	$61,715	$27,594	$31,283
Initial impact of push down adjustments	—	—	(27,594)	—
Provision for loan losses	179,665	32,666	73,585	1,031
Loans charged off	(82,264)	(70,880)	(13,323)	(4,756)
Foreign currency translation adjustment	98	4,898	1,200	36
Transfers and other(1)	(18,040)	353	253	—

Balance at end of period	$108,211	$28,752	$61,715	$27,594

Note:

(1)
"Transfers and other" includes the impact of transfers of loans held for investment to real estate acquired through foreclosure.

        With the implementation of push down accounting in connection with the Sponsor Transactions, the allowance for loan losses as of March 22, 2006 was transferred to the carrying value of mortgage loans held for investment as a basis adjustment to the carrying value of such loans on March 23, 2006.

        The following table summarizes information about loans originated by the Company that are held for investment and have specifically been identified as being impaired as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Impaired loans with an allowance for loan losses	$330,822	$56,761
Impaired loans without an allowance for loan losses	54,473	44,474

Total impaired loans	385,295	101,235
Allowance for loan losses on impaired loans	(50,111)	(6,919)

Net impaired loans	$335,184	$94,316

        The average balance of total impaired loans was $180.3 million, $117.7 million and $111.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The allowance for loan losses on impaired loans is included in the Company's overall allowance for loan losses. The Company does not recognize interest income on impaired loans. Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted.

        As discussed in Note 3, the Company purchased non-performing loans at significant discounts to the loans' unpaid principal balance, principally in Asia. At the time of acquisition, these loans evidenced credit quality deterioration and the probability that not all contractual payments would be

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

6. Loans Held for Investment (Continued)

collected. The Company established an allowance for loan losses on acquired non-performing loans of $3.6 million as of December 31, 2008. In addition, charges for impairments of acquired non-performing loans totaled $55.4 million and $12.5 million for the years ended December 31, 2008 and 2007, respectively, $11.3 million for the period from March 23, 2006 to December 31, 2006, and $1.5 million for the period from January 1, 2006 to March 22, 2006.

        The carrying value of acquired non-performing loans, net of the allowance for loan losses, totaled $301.7 million and $358.4 million as of December 31, 2008 and 2007, respectively. Certain of the acquired non-performing loans are accounted for using the cost recovery method because the Company cannot reasonably estimate the timing and amount of expected future cash flows. The following table summarizes the carrying amounts of acquired non-performing loans accounted for using the cost recovery method (in thousands):

	December 31, 2008	December 31, 2007
Loans acquired during the year	$63	$1
Loans at the end of period	206,301	127,419

        The following table summarizes activity related to the accretable yield on acquired non-performing loans that are not accounted for using the cost recovery method (in thousands):

	December 31, 2008	December 31, 2007
Balance at beginning of period	$45,600	$84,886
Additions	29,997	29,041
Accretion	(23,954)	(59,002)
Disposals	(1,462)	(5,675)
Transfers to cost recovery method	(26,029)	(3,650)

Balance at end of period	$24,152	$45,600

        Acquisitions of non-performing loans were not material during the year ended December 31, 2008. During the year ended December 31, 2007, the Company acquired non-performing loans for $69.6 million, which approximated fair value, with contractually required payments receivable totaling $195.8 million. At acquisition in 2007, the Company estimated it would collect $84.0 million in total cash flow related to these acquired non-performing loans. The timing and amount of the Company's expected cash flows associated with acquired non-performing loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. The Company could experience earnings volatility to the extent that the timing and the amount of actual cash flows received differ from management's expected future cash flow projections.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

7. Real Estate Investments

        The following table summarizes the Company's real estate investments as of December 31, 2008 and 2007, by classification and geographic region (in thousands):

	North America	Asia	Total
As of December 31, 2008
Held for investment, net of depreciation	$454,511	$925,444	$1,379,955
Held for sale	12,769	314,702	327,471
Acquired through foreclosure	99,266	38,232	137,498

Total	$566,546	$1,278,378	$1,844,924

As of December 31, 2007
Held for investment, net of depreciation	$460,158	$1,146,572	$1,606,730
Held for sale	67,292	—	67,292
Acquired through foreclosure	28,933	45,600	74,533

Total	$556,383	$1,192,172	$1,748,555

        The Company has pledged real estate with carrying values totaling $769.2 million and $555.9 million as of December 31, 2008 and 2007, respectively, to support debt obligations. Real estate acquired through foreclosure as of December 31, 2008 included four assets classified as in-substance foreclosure totaling $27.0 million. There were no assets classified as in-substance foreclosures as of December 31, 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

8. Equity Investments

        The following table summarizes the Company's equity investments as of December 31, 2008 and 2007, by investment type (in thousands):

	December 31, 2008		December 31, 2007
	Amount	Percent of portfolio	Amount	Percent of portfolio
Investments in affordable housing partnerships in the United States	$786,512	50%	$942,176	48%
Investments in real estate equity investment funds in the United States	342,304	22	491,941	25
Investments in other real estate ventures in the United States	138,050	9	154,062	8
Investments in non-performing commercial loan and real estate joint ventures, principally in Asia	119,429	8	148,239	7
Investments in real estate projects, joint ventures and real estate equity investment funds in Europe	83,752	5	162,487	8
Investments in CMBS and debt investment funds, with collateral principally in the United States	34,386	2	66,095	3
Other(1)	63,624	4	19,140	1

Total	$1,568,057	100%	$1,984,140	100%

Note:

(1)
Includes an investment in the capital stock of the Federal Home Loan Bank ("FHLB") of Seattle of $48.9 million and $14.0 million as of December 31, 2008 and 2007, respectively. The Company pledged the investment in the capital stock of the FHLB of Seattle as of December 31, 2008 to support debt obligations of Capmark Bank.

        Investments in affordable housing partnerships in the United States—The Company makes investments in and syndicates investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests that are pooled into upper-tier funds. These funds hold limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. These entities are considered variable interest entities under FIN 46R and are discussed in further detail in Note 13.

        Investments in real estate equity investment funds in the United States—The Company makes investments in real estate partnerships and limited liability companies in the form of limited or general partner/member ownership interests. These funds invest in various real estate ventures with real estate developers, the purpose of which is to acquire, maintain and develop improved and unimproved real property located within the United States, either directly or indirectly through equity interests.

        Investments in other real estate ventures in the United States—The Company acquires and holds equity positions in various real estate projects. Ownership of real estate or real estate development projects may take several forms which differ in legal form and economic substance. Typical structures include equity positions in certain credit-worthy "to-be-built" and rehabilitation commercial and multifamily projects that are expected to meet the investment criteria of a permanent investor upon

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

8. Equity Investments (Continued)

project completion. Such equity positions are often in the form of limited partnerships and limited liability companies.

        Investments in non-performing commercial loan and real estate joint ventures —As discussed in Note 3, income associated with these investments is recognized as earned based on the Company's participation interest in the underlying equity method investment. Generally, the revenue recognition policies applied by these investees are consistent with those applied by the Company with respect to accretion of interest income.

        Investments in real estate projects, joint ventures and real estate equity investment funds in Europe —The Company makes investments in real estate partnerships and companies in the form of unit trust or share ownership interests. These investments are focused primarily on underperforming properties in European markets that have the potential to generate returns through capital improvements, re-leasing, intensive management, repositioning and financial restructuring.

        Other—Primarily includes equity investments accounted for under the cost method.

9. Mortgage Servicing Rights

        The following table summarizes activity related to the Company's mortgage servicing rights (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Balance at beginning of period	$890,550	$829,011	$648,832	$631,002
Initial impact of push down adjustments	—	—	216,584	—
Additions	66,466	193,003	122,523	41,142
Amortization	(139,557)	(130,457)	(97,696)	(23,312)
Portfolio sale	—	—	(19,809)	—
Transfer to assets related to operations held for sale	—	—	(39,907)	—
Other	(270)	(1,007)	(1,516)	—

Balance at end of period	$817,189	$890,550	$829,011	$648,832

        The Company originated mortgage servicing rights totaling $48.6 million and $66.2 million for the years ended December 31, 2008 and 2007, respectively, $50.3 million for the period from March 23, 2006 to December 31, 2006 and $21.0 million for the period from January 1, 2006 to March 22, 2006. The Company purchased mortgage servicing rights totaling $17.9 million and $126.8 million for the years ended December 31, 2008 and 2007, respectively, $72.2 million for the period from March 23, 2006 to December 31, 2006 and $20.1 million for the period from January 1, 2006 to March 22, 2006.

        Based on the Company's impairment analyses, the Company did not have a valuation allowance related to any of its four principal strata of mortgage servicing rights in any period presented.

        The estimated fair value of mortgage servicing rights was $894.9 million and $949.1 million as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

10. Loans Serviced

        The Company originates, and either sells to or directly places with investors, loans that are secured by commercial and multifamily projects. Investors generally retain the Company to collect the monthly principal and interest payments and perform certain escrow and collection services. The Company also purchases the right to service loans and performs asset management services on behalf of others. Asset management services include debt restructuring and asset disposition through whole loan sales, discounted pay-offs and foreclosure. The Company services loans collateralized by assets located in North America, Europe and Asia.

        The following table summarizes the Company's aggregate servicing portfolio as of December 31, 2008 (in thousands):

	December 31, 2008
	Number of loans	Unpaid principal balance	Weighted average rate	Weighted average remaining maturity
				(in years)
CMBS	18,312	$182,725,237	5.76%	5.6
Fee for service	17,370	57,238,003	5.21	7.2
Special serviced	3,735	24,861,971	7.08	3.1
Agency	5,433	32,846,484	5.73	12.1
Life company	1,977	9,830,204	6.19	8.3
Other	2,902	54,623,081	5.63	7.8

Total	49,729	$362,124,980	5.76%	6.7

        The following table summarizes the Company's aggregate servicing portfolio as of December 31, 2007 (in thousands):

	December 31, 2007
	Number of loans	Unpaid principal balance	Weighted average rate	Weighted average remaining maturity
				(in years)
CMBS	21,444	$201,320,149	6.00%	6.3
Fee for service	18,232	49,172,578	6.09	8.0
Special serviced	4,873	33,909,861	6.85	4.4
Agency	5,266	29,158,643	6.00	13.6
Life company	2,124	10,557,207	6.27	9.1
Other	3,233	47,612,273	6.91	3.8

Total	55,172	$371,730,711	6.21%	6.7

        The calculation of weighted average rate and weighted average remaining maturity presented in the tables above excludes unpaid principal balance of $25.6 billion and $22.6 billion as of December 31, 2008 and 2007, respectively. The unpaid principal balances which are excluded relate primarily to loans serviced in Asia for which information was not readily available.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

10. Loans Serviced (Continued)

        The following table summarizes the five largest U.S. geographic concentrations of the Company's servicing portfolio as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Unpaid principal balance	Percent of Portfolio		Unpaid principal balance	Percent of Portfolio
California	$41,713,495	12%	California	$44,319,764	12%
New York	27,986,916	8	New York	29,480,287	8
Texas	20,441,021	6	Texas	20,646,874	6
Florida	15,743,927	4	Florida	16,619,530	4
Illinois	10,607,845	3	Illinois	10,028,610	3
Other(1)	245,631,776	67	Other(1)	250,635,646	67

Total	$362,124,980	100%	Total	$371,730,711	100%

Note:

(1)
Other includes European and Asian servicing portfolios. The unpaid principal balance of the European servicing portfolio totaled $53.8 billion and $59.4 billion as of December 31, 2008 and 2007, respectively. The unpaid principal balance of the Asian servicing portfolio totaled $21.8 billion and $18.4 billion as of December 31, 2008 and 2007, respectively.

        The Company held escrow funds related to the loans it serviced aggregating to approximately $4.9 billion and $5.7 billion as of December 31, 2008 and 2007, respectively. These funds are not owned by the Company and are held in segregated trust accounts that are not included in the consolidated balance sheet of the Company. As of December 31, 2008 and 2007, approximately $4.1 billion and $3.9 billion, of such escrow funds were held in segregated trust accounts at Capmark Bank US and Escrow Bank, respectively.

        Included in the above tables are loans serviced on behalf of the Company and reported as a component of loans held for sale or loans held for investment, as appropriate, in the consolidated balance sheet. See Note 24 for amounts serviced on behalf of GMAC.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

11. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying value of the Company's goodwill by reporting unit (in thousands):

	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	Consolidated
Balance as of December 31, 2006	$31,171	$10,701	$8,568	$7,476	$997	$58,913
Adjustment as a result of adoption of FIN 48	31,763	468	—	—	—	32,231
Other tax adjustments(1)	(17,036)	(244)	—	—	—	(17,280)
Impairment of goodwill	(387)	—	—	—	—	(387)
Other(2)	(1,655)	—	(857)	(1,199)	55	(3,656)

Balance as of December 31, 2007	43,856	10,925	7,711	6,277	1,052	69,821
Other tax adjustments(1)	(21,805)	(10,620)	(7,711)	(6,277)	(305)	(46,718)
Impairment of goodwill	(22,051)	(305)	—	—	(747)	(23,103)

Balance as of December 31, 2008	$—	$—	$—	$—	$—	$—

Notes:

(1)
Other tax adjustments include post-adoption goodwill adjustments related to FIN 48, tax adjustments related to accounting for business combinations and certain other tax reclassifications.

(2)
Other includes goodwill written off related to the sale of business units, the effect of foreign currency translation adjustments and certain other reclassifications.

        In connection with the adoption of FIN 48, the Company recorded an increase to goodwill of $32.2 million as of January 1, 2007 due to the accrual of reserves for uncertain tax positions that existed as of the Sponsor Transactions date.

        In the second quarter of 2008, the Company recorded goodwill impairment of $0.7 million in connection with the sale of significant interests in 39 loans in its European Operations reporting unit. The Company performed its annual goodwill impairment review in the fourth quarter of 2008 using a DCF analysis and concluded that carrying value of the goodwill of the North American Lending and Mortgage Banking and North American Investments and Funds Management reporting units was fully impaired. The Company recorded goodwill impairment of $22.4 million due to the impact of adverse market conditions on the financial performance and the implied fair value of the reporting units. The adverse market conditions included the global market and economic conditions that have been disrupted and volatile to an unprecedented extent and the rapid deterioration of the commercial real estate and the debt capital markets in the fourth quarter of 2008. The Company recorded goodwill impairment of $0.4 million for the year ended December 31, 2007 in connection with exiting its tender option bond program in its North American Lending and Mortgage Banking reporting unit. Goodwill impairment is reported as a component of other expenses in the consolidated statement of operations.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

11. Goodwill and Other Intangible Assets (Continued)

        The following table summarizes the Company's intangible assets, other than goodwill, as of December 31, 2008 and 2007, by type (dollars in thousands):

	Weighted average remaining amortization period as of December 31, 2008
		December 31, 2008			December 31, 2007
		Original Balance	Accumulated amortization	Carrying value	Original Balance	Accumulated amortization	Carrying value
	(years)
Customer relationships and contracts	10.5	$114,202	$(25,147)	$89,055	$114,202	$(16,082)	$98,120
Covenants not to compete	2.3	17,400	(9,743)	7,657	17,400	(6,303)	11,097
Other	4.0	5,040	(2,404)	2,636	5,040	(1,529)	3,511

Total	9.6	$136,642	$(37,294)	$99,348	$136,642	$(23,914)	$112,728

        In connection with the Sponsor Transactions, the Company capitalized $154.3 million in new intangible assets. These intangible assets primarily consisted of customer relationships and contracts. These intangible assets were recorded at estimated fair value, to the extent of the 79% ownership interest of the Sponsors and Management Stockholders.

        The Company recorded scheduled amortization expense on its intangible assets of $13.4 million and $16.1 million for the years ended December 31, 2008 and 2007, respectively, $13.1 million for the period from March 23, 2006 to December 31, 2006 and $0.7 million for the period from January 1, 2006 to March 22, 2006. Amortization expense is reported as a component of other expenses in the consolidated statement of operations.

        The following table summarizes the estimated aggregate amortization expense related to the Company's intangible assets as of December 31, 2008 (in thousands):

2009	$13,216
2010	13,157
2011	10,494
2012	9,386
2013	9,348
2014 and thereafter	43,747

Total	$99,348

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings

        The following table summarizes the Company's outstanding borrowings and weighted average contractual interest rates in effect as of December 31, 2008 and 2007 (in thousands):

	Amount		Weighted Average Rate
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Short-term borrowings	$3,310,758	$3,832,637	3.15%	4.81%
Collateralized borrowings in securitization trusts	184,086	260,524	5.77	5.79
Other long-term borrowings	8,098,749	8,047,162	3.04	5.63

Total	$11,593,593	$12,140,323	3.11%	5.37%

        The Company funds its operations utilizing both U.S. dollar and non-U.S. dollar denominated borrowings. As of December 31, 2008, total borrowings included $10.0 billion funded in U.S. dollars and $1.6 billion funded in foreign currencies, primarily Japanese yen and British pounds sterling. As of December 31, 2008, total borrowings consisted of $6.1 billion issued at a fixed rate and $5.5 billion issued at a variable rate. As of December 31, 2007, total borrowings included $8.6 billion funded in U.S. dollars and $3.5 billion funded in foreign currencies, primarily Japanese yen, Euro and British pounds sterling. As of December 31, 2007, total borrowings consisted of $5.4 billion issued at a fixed rate and $6.7 billion issued at a variable rate.

        The rates shown in the table above represent the contractual interest rates in effect as of December 31, 2008 and 2007. The Company utilizes foreign exchange forward contracts to manage the foreign exchange impact of certain borrowings.

Short-term borrowings

        In connection with the Sponsor Transactions, the Company entered into a senior credit facility with a syndicate of lenders. The senior credit facility is unsecured and includes a $2.75 billion multi-currency revolving credit facility. The contractual maturity date of the revolving credit facility is March 23, 2011. However, individual borrowings under the revolving credit facility are on a short-term basis (i.e. less than one year). The revolving credit facility is divided into a U.S. sub-facility, a Canadian sub-facility, an Irish sub-facility and a Japanese sub-facility. The U.S. sub-facility only permits borrowings to be denominated in U.S. dollars. All other sub-facilities allow for borrowings that are denominated in Euros, British pounds sterling, Japanese yen or U.S. dollars and, in the case of the Canadian sub-facility, Canadian dollars. In addition, the revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same day notice, which are commonly referred to as swing lines. The Company is permitted to borrow, repay and re-borrow amounts under the revolving credit facility from time to time. In October 2008, the Company drew down substantially all of the remaining capacity under the revolving credit facility. The Company had $2.7 billion and $1.1 billion of indebtedness outstanding under the revolving credit facility as of December 31, 2008 and 2007, respectively. These amounts bear interest at rates equal to short-term index rates appropriate for the currencies borrowed (such as LIBOR) plus a margin that is based on the credit ratings assigned to the Company's long-term senior unsecured indebtedness. In addition, the Company pays a facility fee based on the committed amount of the facility. See Note 2 for a discussion of the Company's negotiations regarding potential modification of terms to the senior credit facility.

        The Company has secured and unsecured lines of credit with various banks. Balances borrowed on a short-term basis under these lines of credit totaled $618.3 million and $2.7 billion as of December 31,

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

2008 and 2007, respectively. The Company had $1.4 billion of remaining capacity under these agreements as of December 31, 2008 which could be utilized on a short and/or long term basis depending upon the terms of the specific agreements. The lines of credit are generally renewable on an annual basis. Interest rates are fixed or variable and proceeds may have been discounted at the time of issuance. The Company's secured borrowings from unaffiliated entities provide multi-currency denominated funding through repurchase agreements and collateralized borrowing arrangements. Interest rates are variable and based on market rate indices. Generally, interest is paid monthly on these borrowings.

        Capmark Bank US also has access to Federal funds issued by various unaffiliated banks. These borrowings are unsecured and issued at fixed interest rates at terms not greater than 364 days. There were no outstanding balances under these arrangements as of December 31, 2008 and 2007.

        See Note 2 for a discussion of the status of the Company's compliance with the covenant requirements for the senior credit facility. Management believes that the Company was in compliance with its covenant requirements for all other short-term borrowings as of December 31, 2008.

Long-term borrowings

        Collateralized borrowings in securitization trusts—In accordance with SFAS No. 140, certain securitizations are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to the Company.

        The Company accounts for certain securitizations of loans as on-balance sheet borrowings with the pledge of collateral. The related loans are reported as loans held for investment in the consolidated balance sheet. Balances outstanding under these collateralized borrowings totaled $184.1 million and $260.5 million as of December 31, 2008 and 2007, respectively. The weighted-average interest rate on these collateralized borrowings was 5.77% and 5.79% as of December 31, 2008 and 2007, respectively.

        Other long-term borrowings—In May 2007, the Company issued $2.55 billion of senior unsecured notes. The notes were issued in three series: $850.0 million of floating rate notes priced at three-month LIBOR plus 0.65% due May 10, 2010; $1.2 billion of 5.875% fixed rate notes due May 10, 2012; and $500.0 million of 6.300% fixed rate notes due May 10, 2017. The interest rate payable on the notes is subject to adjustment from time to time if either Moody's or Standard & Poor's modifies the debt rating assigned to the notes. Proceeds of the issuance after payment of the initial purchasers' discounts were applied to repay approximately $2.0 billion of indebtedness outstanding under the Company's bridge loan and the remainder was used to pay fees and expenses relating to the issuance and for general corporate purposes, including the repayment of short-term borrowings.

        In 2008, the Company purchased and retired $192.5 million of its outstanding floating rate senior notes due 2010. The notes were purchased at a discount to the outstanding principal amount resulting in gains of $61.5 million, net of unamortized issuance costs. These gains are reported as a component of other gains (losses), net, in the consolidated statement of operations for the year ended December 31, 2008.

        In the fourth quarter of 2007, the Company purchased and retired $20.0 million of its outstanding floating rate senior notes due 2010 and recognized a gain of $3.6 million. The gain is reported as a component of other gains (losses), net, in the consolidated statement of operations for the year ended December 31, 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

        The indentures under which the notes were issued contain certain financial, affirmative and negative covenants. The indenture covenants include limitations (each of which is subject to certain exceptions) on the Company's consolidated leverage ratio as well as the ability of the Company and certain of the Company's current and future subsidiaries to grant liens to secure indebtedness, merge, consolidate or engage in sales of substantially all assets. The indenture covenants also require the Company to purchase the notes upon the request of the holders upon a change of control accompanied by a credit rating downgrade, and obligate the Company to file periodic financial reports with the trustee.

        The senior credit facility also includes a $2.75 billion multi-currency term loan facility. The Company had $2.7 billion and $2.8 billion of indebtedness outstanding under the term loan facility as of December 31, 2008 and 2007, respectively. The amounts bear interest at rates equal to the base rates appropriate for the currencies borrowed (such as LIBOR) plus 75.0 basis points and 67.5 basis points as of December 31, 2008 and 2007, respectively. In addition, the Company pays a facility fee based upon the amount of the term loan outstanding.

        In connection with the Sponsor Transactions, the Company entered into a $5.25 billion bridge loan agreement with a syndicate of lenders. The Company had $833.0 million and $1.7 billion of indebtedness outstanding under the bridge loan as of December 31, 2008 and 2007, respectively. This amount bears interest at a rate that is equal to a specified LIBOR rate plus a margin that is based on the credit ratings that are assigned to the Company's long-term senior unsecured indebtedness. In addition, the Company pays a facility fee based on the amount of bridge loan outstanding. The bridge loan contains financial and other covenants that are substantially similar to those contained in the senior credit facility. In 2008, the Company repaid $900.0 million of outstanding indebtedness under the bridge loan agreement, with the remaining outstanding principal balance of $833.0 million due on March 23, 2009.

        See Note 2 for a discussion of the status of the Company's compliance with the covenant requirements for the senior credit facility and bridge loan agreement.

        Also in connection with the Sponsor Transactions, the Company issued $250.0 million in aggregate principal amount of junior subordinated debentures to Capmark Trust (the "Trust"), a Delaware statutory trust, which in turn issued $250.0 million in aggregate liquidation amount of floating rate trust preferred securities to GMAC in exchange for the reduction of an equivalent amount of indebtedness that the Company owed GMAC and one of its affiliates at the time. The trust preferred securities entitle GMAC to receive, on a quarterly basis, cumulative cash distributions of amounts actually received by the trust in respect of the junior subordinated debentures, including upon redemption of the junior subordinated debentures. Interest accrues and is payable on the junior subordinated debentures on a quarterly basis at an annual rate equal to three-month LIBOR plus an applicable margin. The junior subordinated debentures mature on March 23, 2046. Prior to March 23, 2011, the junior subordinated debentures are redeemable upon the occurrence of certain events. From and after March 23, 2011, the Company may redeem the junior subordinated debentures, at the Company's option, at any time at a price equal to 100% of the principal amount plus accrued interest. The Company has agreed, however, for the benefit of the lenders under the bridge loan and the holders of other debt that may be designated by the Company, that the Company will not redeem the junior subordinated debentures prior to maturity except with the proceeds from the sale of certain qualifying securities. The Company has the option to defer interest payments from time to time on the junior subordinated debentures for a period of up to ten years, subject to certain limitations. In addition,

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

interest payments are mandatorily deferred if the Company does not meet certain financial tests relating to its capital adequacy, interest coverage or adjusted earnings before taxes. As a result of two consecutive fiscal quarters of negative adjusted earnings before taxes and an average four quarter fixed charge ratio of less than 1.20, a mandatory deferral event was in effect beginning in early 2008 and is continuing. The Company provided notice of such occurrence to the indenture trustee. Upon the occurrence and during the existence of a mandatory deferral event, the Company may pay interest on the junior subordinated debentures only with the proceeds of eligible equity offerings. If the Company is unable to raise sufficient proceeds from eligible equity offerings to pay all accrued interest on the junior subordinated debentures prior to the second anniversary of the mandatory deferral event, the applicable margin for the junior subordinated debentures is reduced until the earlier of its compliance with the financial tests referred to above and the tenth anniversary of the mandatory deferral event. The Company is required to use commercially reasonable efforts to complete an eligible equity offering if a mandatory deferral occurs and continues for a period of more than one year, or an optional deferral occurs and continues for a period of more than five years. Unless the mandatory deferral events are no longer continuing at the end of the first quarter of 2009, a mandatory deferral event will have occurred and been continuing for a period of more than one year on June 27, 2009.

        Capmark Bank US has entered into a secured funding facility with the FHLB of Seattle. Borrowings under this arrangement provide for long-term funding that is collateralized with loans or investment securities that meet the eligibility requirements. The borrowings were issued at terms ranging from one to five years. Interest rates are fixed or variable based on market rate indices and interest is generally paid monthly. The Company had $1.1 billion and $350.0 million of indebtedness outstanding under this facility as of December 31, 2008 and 2007, respectively. As of December 31, 2008, borrowings under this facility had a weighted average remaining maturity of 32 months.

        The Company has also entered into term loans and unsecured and secured credit lines with a number of banks and non-bank finance companies in North America and Asia. The Company has used these loans to fund liquidity needs in connection with lending and real estate investment activities. The Company had $579.1 million and $362.0 million of indebtedness outstanding under these financing arrangements as of December 31, 2008 and 2007, respectively. These borrowings are denominated in U.S. dollars, Taiwanese dollars or Japanese yen and bear interest at either fixed or floating rates. As of December 31, 2008, borrowings under these financing arrangements had a weighted average remaining maturity of 21 months.

        Other long-term borrowings also include $180.4 million and $335.9 million of mortgage loans payable in connection with the Company's interests in affordable housing partnerships as of December 31, 2008 and 2007, respectively. These mortgages are payable over various periods, have various terms, and are secured by real estate investments totaling $264.4 million and $528.0 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, borrowings under these financing arrangements had maturity dates ranging from 2009 through 2045.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

        Management believes that the Company was in compliance with its covenant requirements for all other long-term borrowings as of December 31, 2008.

        The following table reflects the scheduled maturity of the Company's long-term borrowings as of December 31, 2008 assuming that no early redemptions will occur. The actual payment of secured borrowings may vary based on the payment activity of the related secured assets (in thousands):

2009	$1,228,806
2010	1,124,097
2011	3,080,883
2012	1,529,485
2013	291,387
2014 and thereafter	1,028,177

Total long-term borrowings	$8,282,835

        The following table summarizes the Company's assets that are pledged as collateral for the payment of related secured borrowings as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Loans held for sale	$1,244,189	$2,648,612
Loans held for investment	4,488,466	1,435,105
Investment securities classified as trading	53,945	57,074
Investment securities classified as available for sale	209,503	239,195
Real estate investments	769,249	555,934
Equity investments(1)	48,858	—
Other	39,561	8,477

Total assets pledged as collateral	$6,853,771	$4,944,397

Related secured borrowings	$2,417,987	$3,081,723

Notes:

(1)
Represents an investment in the capital stock of the FHLB of Seattle.

        The increase in assets pledged as collateral was primarily due to the increased secured borrowings by Capmark Bank US from the Federal Reserve Bank of San Francisco ("FRB of San Francisco") and the FHLB of Seattle, as determined under the terms of their borrowing programs. The following table

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

bifurcates the assets pledged as collateral (substantially consisting of loans) for Capmark Bank US and for the rest of the Company as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Capmark Bank US:
Total assets	$8,469,619	$7,341,108
Total assets pledged as collateral	5,390,891	1,297,678
Related secured borrowings	1,363,504	550,000
Remaining secured borrowing capacity	2,174,340	350,000
Non-Capmark Bank US:
Total assets	12,168,556	15,923,288
Total assets pledged as collateral	1,462,880	3,646,719
Related secured borrowings	1,054,483	2,531,723
Remaining secured borrowing capacity	12,683	1,098,600

        Capmark Bank US's total borrowing capacity with both the FHLB of Seattle and the FRB of San Francisco is reported as of December 31, 2008 and 2007. Actual borrowing capacity on any business day is subject to change as individual qualifying loans are routinely pledged and de-pledged by Capmark Bank US in the normal course of business. Additionally, changes in loan performance and other collateral-specific criteria may serve to affect whether an individual loan continues to qualify as collateral for Capmark Bank US's outstanding borrowings at either the FHLB of Seattle or the FRB of San Francisco.

        The amounts shown above for Non-Capmark Bank US include total assets pledged as collateral related to the consolidation of certain LIHTC partnerships and assets collateralized in securitization trusts, in the aggregate, of $300.1 million and $701.0 million as of December 31, 2008 and 2007, respectively, and related secured borrowings in the aggregate of $180.4 million and $596.4 million as December 31, 2008 and 2007, respectively.

13. Variable Interest Entities

        The Company is involved with various entities in the normal course of business that may be deemed to be VIEs. The Company consolidated certain VIEs as of December 31, 2008 and 2007 for which it was determined to be the primary beneficiary. The Company holds significant variable interests in VIEs that have not been consolidated because it is not considered the primary beneficiary. In addition, the Company is a sponsor and holds a variable interest in numerous VIEs but is not considered to be the primary beneficiary. The Company initially determines if it is the primary beneficiary of a VIE using a qualitative approach based on the estimated economics of the VIE. Otherwise, the Company uses a quantitative approach to determine if it is the primary beneficiary, allocating estimated cash flows to each variable interest holder based on seniority of each of the cash flow scenarios that are probability weighted and used to determine the VIE's expected losses and expected residual returns. The significant judgments and assumptions made by the Company in determining whether to consolidate a VIE, including a description of the Company's involvement in the VIE, are discussed below. The Company reviews and determines quarterly whether a reconsideration event has occurred which could change the status of a VIE or primary beneficiary of a VIE. There

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

were no material reconsideration events in the fourth quarter of 2008. Other than the distributions discussed under real estate investments below, the Company has not provided any financial support that it was not contractually obligated to provide during the years ended December 31, 2008 and 2007.

        The following table set forth the total assets and liabilities, and sources of maximum exposure of non-consolidated VIEs, including significant variable interests as well as sponsored entities with a variable interest: (in thousands):

				Maximum exposure to loss(3)
	Size of VIEs(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)	Purchased and retained interests	Commitments, guarantees and collateral	Loans and investments	Other	Total
As of December 31, 2008
Lower-tier operating partnerships	$6,466,230	$112,502	$—	$—	$270,384	$—	$—	$270,384
Non-guaranteed upper-tier tax credit funds	352,972	—	—	—	—	—	—	—
New markets tax credit funds	376,706	238,418	—	—	—	248,258	—	248,258
Collateralized debt obligations	4,122,931	32,027	—	32,027	—	—	—	32,027
Real estate investments	241,471	118,321	71,380	—	—	—	46,483	46,483
CMBS securitization trusts	3,209,640	204,222	184,086	19,956	—	—	—	19,956
Trust preferred securities	250,001	1	250,000	1	250,000	—	—	250,001

Total	$15,019,951	$705,491	$505,466	$51,984	$520,384	$248,258	$46,483	$867,109

As of December 31, 2007
Lower-tier operating partnerships	$7,373,193	$100,937	$—	$—	$281,990	$—	$—	$281,990
Non-guaranteed upper-tier tax credit funds	174,835	—	—	—	—	—	—	—
New markets tax credit funds	222,406	145,416	—	—	—	205,416	—	205,416
Collateralized debt obligations	4,410,204	66,853	—	66,853	—	—	—	66,853
Real estate investments	383,047	149,036	64,673	—	—	—	85,003	85,003
CMBS securitization trusts	4,254,072	310,946	260,524	50,199	—	—	—	50,199
Trust preferred securities	250,001	1	250,000	1	250,000	—	—	250,001

Total	$17,067,758	$773,189	$575,197	$117,053	$531,990	$205,416	$85,003	$939,462

Notes:

(1)
Size of the VIEs represents the amount of the underlying assets held by the VIEs.

(2)
Amounts represent the carrying amount of the VIE's assets and liabilities included on the Company's consolidated balance sheet.

(3)
Maximum exposure to loss is based on the assumption that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets included on the consolidated balance sheet, but also potential losses associated with off-balance sheet commitments such as unfunded liquidity and/or lending commitments and other contractual arrangements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

        The following table set forth the total assets and liabilities of consolidated VIEs for which the Company is the primary beneficiary: (in thousands)

	Total assets(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)
As of December 31, 2008
Guaranteed upper-tier tax credit funds	$1,117,150	$808,371	$940,176
Lower-tier operating partnerships	445,383	445,383	336,962
New markets tax credit funds	696,828	547,702	—
Real estate investments	24,293	24,293	37,735

Total	$2,283,654	$1,825,749	$1,314,873

As of December 31, 2007
Guaranteed upper-tier tax credit funds	$1,214,997	$1,123,146	$1,123,146
Non-guaranteed upper-tier tax credit funds	54,619	38,003	38,003
Lower-tier operating partnerships	584,832	471,202	437,986
New markets tax credit funds	637,716	540,601	—
Real estate investments	57,124	57,124	57,405

Total	$2,549,288	$2,230,076	$1,656,540

Notes:

(1)
Total assets represent the amount of the underlying assets held by the VIEs before accounting for intercompany eliminations.

(2)
Amounts represent the carrying amount of the VIE's assets and liabilities included on the Company's consolidated balance sheet after accounting for intercompany eliminations.

        The Company has evaluated its investments and other interests in entities that may be considered VIEs under the provisions of FIN 46R. The following describes the VIEs in which the Company has a significant variable interest.

        Guaranteed and Non-guaranteed Tax Credit Funds and Operating Partnerships —as discussed in Note 8, the Company invests in and syndicated investments in real estate partnerships to unaffiliated investors and, in certain partnerships, has guaranteed the timely payment of a specified return to those investors. The investors' return is principally generated from each partnership's share of affordable housing tax credits and tax losses derived from the partnership's investments in entities which develop, own, and operate affordable housing properties throughout the United States. These entities are considered VIEs under FIN 46R. The determination of whether the Company is the primary beneficiary of a given tax credit fund depends on many factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund.

        The Company holds a significant variable interest or is the sponsor that holds a variable interest in upper-tier syndicated affordable housing partnerships where the Company is the primary beneficiary and provides unaffiliated investors with a guaranteed yield on their investment. These partnerships are reported as a component of equity investments in the Company's consolidated financial statements under the financing method in accordance with SFAS No. 66. As of December 31, 2008, the Company's

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

maximum exposure to loss under the yield guarantees was approximately $1.6 billion and includes the maximum exposure for the related lower-tier operating partnerships. This maximum exposure is extinguished over the lives of the guaranteed syndicated affordable housing partnerships as annual tax benefits are delivered to investors. Investment securities classified as available for sale totaling $247.1 million and $252.2 million as of December 31, 2008 and 2007, respectively, were provided as collateral as contractually required to satisfy the yield guarantee of the VIE.

        The Company also holds variable interests in upper-tier syndicated affordable housing partnerships where the Company has not provided the unaffiliated investors with a guaranteed yield on their investment. These entities are also considered VIEs under FIN 46R. The Company has determined it is not the primary beneficiary of such upper-tier partnerships. The Company's interest in the upper-tier funds that do not provide a guaranteed yield is limited to 0.01% and consequently no exposure to loss is associated with these partnerships. The Company generally considered itself the primary beneficiary if none of the unaffiliated investors had a majority ownership interest in these partnerships. In 2008, the Company disposed of its interest in such assets where it was considered the primary beneficiary.

        Through its financial interests in syndicated affordable housing partnerships, the Company holds variable interests in underlying lower-tier operating partnerships which are also considered VIEs under FIN 46R. The Company has determined, in certain instances, it is the primary beneficiary of the lower-tier operating partnerships. Substantially all of the assets of the lower-tier operating partnerships are reported as a component of real estate investments on the Company's consolidated balance sheet.

        The Company has determined it is not the primary beneficiary of certain other lower-tier operating partnerships and therefore has not included the assets of these entities in the Company's consolidated balance sheet. Assets held in these specific partnerships are reported as a component of equity investments on the Company's consolidated balance sheet. In updating the Company's estimates of exposure to loss under these agreements, it gathers information quarterly relating to the performance of lower-tier partnerships and underlying real estate projects, including compliance with relevant regulations governing low-income housing tax credits.

        New Markets Tax Credit Funds—the Company syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn new markets tax credits. New markets tax credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. The Company has determined that these partnerships are considered VIEs under FIN 46R.

        For certain of these partnerships, the Company is considered the primary beneficiary and has therefore consolidated the partnerships under FIN 46R. The assets in these consolidated partnerships are reported as a component of loans held for investment on the Company's consolidated balance sheet. Neither the creditors nor equity investors in the new market tax credit funds have any recourse to the general credit of the Company.

        For certain of these partnerships, the Company is not considered the primary beneficiary based upon an analysis of expected cash flows of the partnerships but holds a significant interest in the VIE or is considered to be the sponsor of the VIE and holds a variable interest. The Company's portion of the assets of these partnerships is reported as a component of loans held for investment on the Company's consolidated balance sheet. The Company's maximum exposure to loss in these partnerships is primarily attributable to loans originated at the inception of the fund.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

        Collateralized Debt Obligations—the Company sponsors, purchases subordinated and equity interests in, and serves as collateral manager for CDOs. In CDO transactions, a bankruptcy-remote SPE is established that purchases a portfolio of securities and loans and issues debt and equity certificates, representing interests in the portfolio of assets. Once the CDO transaction is completed and the securities are issued by the CDO, the Company has no further obligation to provide financial support to the CDO. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. Certain of the CDOs sponsored by the Company were initially structured, or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities ("QSPEs"), and are therefore exempt from the consolidation requirements of FIN 46R.

        For the remaining CDOs, the results of the primary beneficiary analysis support the conclusion that the Company is not the primary beneficiary under FIN 46R because the Company is not expected to receive a majority of the expected losses or residual returns. The Company's maximum exposure to loss for CDOs where the Company is not the primary beneficiary represents the Company's retained interests in these variable interest entities reported as a component of investment securities classified as available for sale in the consolidated balance sheet. CDOs are discussed in further detail in Note 16.

        Real Estate Investments—the Company invests in real estate partnerships in North America and Asia. The Company has determined certain of these partnerships are considered VIEs under FIN 46R. For a limited number of these partnerships, the Company is considered the primary beneficiary and has therefore consolidated the partnerships under FIN 46R. The investors in these real estate partnerships do not have any recourse to the general credit of the Company. Assets in these partnerships are reported as a component of loans held for investments and other assets on the Company's consolidated balance sheet. Liabilities of these partnerships are reported as components of other liabilities on the Company's consolidated balance sheet. The maximum exposure to loss was approximately $31.4 million and $25.1 million as of December 31, 2008 and 2007, respectively. The Company provided $1.5 million and $2.0 million of financial support that it was not contractually required to provide during the years ended December 31, 2008 and 2007, respectively. This support was provided to satisfy the VIE's working capital requirements.

        For some of these partnerships, the Company is not considered the primary beneficiary based upon cash flow analyses of the partnerships. The Company's portion of the assets in these partnerships is reported as a component of equity investments on the consolidated balance sheet.

        CMBS Securitization Trusts—as discussed in Note 16, the Company sells commercial mortgage loans to special purpose trusts in exchange for the proceeds from the sale of securities issued by the trusts. The trusts' activities are generally limited to acquiring the assets, issuing securities, collecting payments on assets and making payments on the securities. The holders of the securities issued under these trusts do not have any recourse to the general credit of the Company. Certain of the trusts are structured as QSPEs and are therefore exempt from the consolidation requirements of FIN 46R. Certain of these trusts do not qualify as QSPEs under SFAS No. 140 and are considered VIEs under FIN 46R. The Company is not considered the primary beneficiary of these trusts based upon an analysis of the expected cash flows, however, the Company may hold a significant variable interest in on or more of these trusts or may be considered the sponsor of one or more of these trusts and hold a variable interest in that particular trust. The Company's maximum exposure to loss for these entities is limited to the Company's retained interests in the trusts. The Company's portion of these assets is

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

reported as a component of investment securities classified as available for sale and loans held for investment on the Company's consolidated balance sheet.

        Trust Preferred Securities—as discussed in Note 12, the Company created the Trust and issued interests to GMAC in the form of preferred securities. The Trust also issued common securities, which all have been purchased by the Company. The Company is not considered the primary beneficiary of the Trust, but is the sponsor of the Trust and holds a variable interest in the Trust. The Company's portion of the total assets of the Trust is reported as a component of investment securities classified as available for sale and the total liabilities of the Trust are reported as a component of other long term borrowings on the Company's consolidated balance sheet.

14. Deposit Liabilities

        The following table summarizes the Company's deposit liabilities as of December 31, 2008 and 2007, primarily carried at fair value as of December 31, 2008 and at amortized cost as of December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Brokered CDs at fair value	$5,405,331	$—
Brokered CDs at amortized cost	285,599	5,545,976
Other	—	6,631

Total	$5,690,930	$5,552,607

        Prior to the adoption of SFAS No. 159, the Company accounted for Brokered CDs at amortized cost. In connection with the adoption of SFAS No. 159, the Company elected to account for all Brokered CDs at fair value. Beginning October 1, 2008, the Company elected to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost and simultaneously enter into interest rate swaps to hedge the deposit liabilities against changes in fair value due to changes in the benchmark interest rate. The Company has accounted for newly-issued Brokered CDs issued with original maturities of one year or less at fair value.

        The deposits of Capmark Bank US are primarily interest-bearing and insured by the FDIC, subject to current insurance program limits.

        The weighted average interest rate for total deposits was 3.88% and 5.09% as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

14. Deposit Liabilities (Continued)

        The following table summarizes the scheduled maturity of the Company's Brokered CDs as of December 31, 2008 (in thousands):

2009	$3,466,899
2010	580,006
2011	367,858
2012	312,883
2013	857,942
2014 and thereafter	105,342

Total Brokered CDs	$5,690,930

15. Income Taxes

        Prior to the Sponsor Transactions, the Company operated within the GM-controlled tax group under the principles of a tax-sharing arrangement. Under this arrangement, the Company was generally treated as a standalone taxpayer, except with regard to tax credits and net operating losses. The Company would receive credit for such tax attributes only if the GM group as a whole could utilize such benefits.

        Upon the closing of the Sponsor Transactions, the Company deconsolidated from the GM-controlled tax group and is no longer eligible to be a member of the GM consolidated tax return for any periods after the date of the Sponsor Transactions. The Company is now liable for worldwide taxes based solely on its consolidated operations as a standalone taxpayer. Moreover, based on applicable tax rules, certain tax attributes represented by net operating losses and foreign tax credits were specifically allocated by GM to the Company. These amounts were reclassified as deferred tax assets in the consolidated balance sheet as of the Sponsor Transactions date.

        As discussed in Note 3, the Company adopted FIN 48 on January 1, 2007. The following table summarizes the impact of adopting FIN 48 on the Company's consolidated balance sheet (in thousands):

	Historical balances as of December 31, 2006	FIN 48 adjustments	Adjusted balances as of January 1, 2007
Deferred tax assets	$1,834	$59,938	$61,772
Goodwill	58,913	32,231	91,144
Other liabilities	878,753	155,714	1,034,467
Current taxes payable	99,226	(54,010)	45,216
Retained earnings	144,144	(9,535)	134,609

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        A reconciliation of the beginning and ending balance of unrecognized tax benefits as of December 31, 2008 and 2007 is as follows (in thousands):

	December 31, 2008	December 31, 2007
Balance as of beginning of year	$146,416	$118,902
Additions based on tax position related to the current year	6,155	10,537
Additions based on tax position related to prior years	4,237	21,567
Reductions for tax position related to prior years	(21,475)	(3,054)
Reductions due to expiration of statue of limitations	(2,829)	—
Settlements with taxing authorities	(35,404)	(1,536)

Balance as of end of year	$97,100	$146,416

        Included in December 31, 2008 unrecognized tax benefits above are $27.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized a reduction of $14.1 million and an increase of approximately $16.3 million of gross interest and penalties during 2008 and 2007, respectively. The Company recognized a liability of approximately $35.6 million and $49.7 million attributable to interest and penalties, as of December 31, 2008 and 2007, respectively.

        The Company operates in multiple tax jurisdictions, both within and outside the United States. Accordingly, the Company is, from time to time, under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. The following table summarizes the tax years that remain subject to examination in the Company's major tax jurisdictions as of December 31, 2008:

United States—federal	2004 and forward
United States—states	2001 and forward
Japan	2004 and forward
Ireland	2003 and forward
Canada	2005 and forward
Taiwan	2004 and forward

        Based upon the expiration of statutes of limitations and/or conclusion of tax examinations in several jurisdictions, management believes it is reasonably possible that the total amount of previously unrecognized tax benefits as of December 31, 2008 for the items discussed above may decrease by up to $20.6 million within the next 12 months.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The Internal Revenue Service ("IRS") has a policy to examine the income tax returns of large corporate taxpayers, including GM and its subsidiaries. Prior to the Sponsor Transactions, the Company was included in the GM consolidated tax group. Subsequent to the Sponsor Transactions, the Company may be audited by federal, state, foreign and local taxing authorities. Management believes that an adequate provision for contingencies related to all income taxes and interest as of December 31, 2008 has been established in accordance with FIN 48. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify the Company for any and all taxes with respect to the Company and its subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, the Company has agreed to indemnify GMAC for any and all tax liabilities of the Company and its subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which has been accrued in the Company's consolidated financial statements.

        The following table summarizes the Company's income tax provision (benefit) (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Current income tax (benefit) provision:
Federal	$(45,889)	$42,308	$(7,773)	$11,845
State	9,753	14,423	14,603	874
Foreign	(919)	44,236	35,650	9,721

Total current income tax (benefit) provision	(37,055)	100,967	42,480	22,440

Deferred income tax provision (benefit):
Federal	471	53,872	25,135	(22,137)
State	18,100	(4,471)	(5,439)	(4,821)
Foreign	25,712	1,292	981	546

Total deferred income tax provision (benefit)	44,283	50,693	20,677	(26,412)

Interest, penalties and taxes recognized under FIN 48:
Federal	(806)	8,698	—	—
State	1,878	6,420	—	—

Total interest, penalties and taxes recognized under FIN 48	1,072	15,118	—	—

Total income tax provision (benefit)	$8,300	$166,778	$63,157	$(3,972)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The following table summarizes the components of the Company's deferred tax assets and liabilities as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Assets:
Net operating loss carryforwards (federal, state and foreign)	$367,263	$27,882
Tax credit carryforwards	193,436	49,369
Reserves	163,031	134,221
Loan loss reserves	101,244	150,511
Equity investments	40,873	—
Basis difference in subsidiaries	—	16,083
Other deferred tax asset	60,737	48,816

Total deferred tax assets	926,584	426,882
Valuation allowance	(469,055)	(63,587)

Total deferred tax assets, net	457,529	363,295

Liabilities:
Basis difference in securities	265,192	22,252
Mortgage servicing rights	125,196	132,059
Hedging activities	33,876	30,233
Basis difference in subsidiaries	26,555	—
Amortization of intangible assets	14,239	50,223
Equity-based tax adjustments (other comprehensive income)	2,034	23,570
Deferred income	—	51,738
Equity investments	—	16,269
Other deferred tax liability	5,876	4,922

Total deferred tax liabilities	472,968	331,266

Net deferred tax (liabilities) assets	$(15,439)	$32,029

        After taking into account a federal net operating loss carryback, the Company has federal income tax net operating loss carryforwards of approximately $787.3 million as of December 31, 2008. The Company has recorded a deferred tax asset of $275.6 million reflecting the benefit of the loss carryforward, which expires in 2028. In addition, the Company has general business credit carryforwards of $64.0 million and $17.9 million as of December 31, 2008 and 2007, respectively. The Company has foreign tax credit carryforwards of $144.6 million and $53.8 million as of December 31, 2008 and 2007, respectively. The general business credits carryforwards will expire in years beginning after 2025 and the foreign tax credit carryforwards will expire in years beginning after 2013.

        The Company has state net operating loss carryforwards of $1.1 billion and $339.2 million as of December 31, 2008 and 2007, respectively. The Company has foreign net operating loss carryforwards of $71.6 million and $17.8 million as of December 31, 2008 and 2007, respectively. The state net operating loss carryforwards expire in various years beginning after 2008. The foreign net operating loss carryforwards begin expiring in various years after 2009.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss and credit carryforwards. The Company does not believe it is more likely than not that the deferred tax assets related to loss carryforwards and credits will be realized. In recognition of this conclusion, the Company has established a valuation allowance as of December 31, 2008 on the federal, state, and foreign deferred tax assets; including federal, state, and foreign net operating loss, tax credit carryforwards, and temporary tax differences, net of any deferred tax liabilities. If or when recognized, the tax benefit relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2008 will be accounted for as a reduction of income tax expense.

        The following table reconciles the income tax (benefit) provision at the Federal statutory rate and the actual income tax provision (benefit) recorded (in thousands):

	Successor						Predecessor
	Year ended December 31, 2008		Year ended December 31, 2007		Period from March 23, 2006 to December 31, 2006		Period from January 1, 2006 to March 22, 2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (benefit) provision at statutory rate	$(470,565)	35.00%	$156,486	35.00%	$72,555	35.00%	$2,966	35.00%
State income taxes, net of federal tax benefit	(10,164)	0.76	7,595	1.70	5,956	2.87	(2,565)	(30.27)
Valuation allowance on tax benefits	389,715	(28.99)	5,920	1.32	—	—	—	—
Tax-exempt municipal interest, net	(431)	0.03	(983)	(0.22)	(5,453)	(2.63)	(2,015)	(23.77)
Impact of foreign investments	113,765	(8.46)	—	—	3,049	1.47	(3,049)	(35.98)
Tax credits	(28,244)	2.10	(18,306)	(4.09)	(8,032)	(3.87)	(1,708)	(20.15)
Tax expense under FIN 48	196	(0.01)	5,408	1.21	—	—	—	—
Interest and penalties under FIN 48	876	(0.07)	9,710	2.17	—	—	—	—
Other, net	13,152	(0.98)	948	0.21	(4,918)	(2.37)	2,399	28.30

Total income tax provision (benefit)	$8,300	(0.62)%	$166,778	37.30%	$63,157	30.47%	$(3,972)	(46.87)%

16. Securitization of Assets

        The Company originates and purchases commercial mortgage loans and investment securities, with the intent to earn interest income, origination fees and servicing income. Those loans and investment securities which are considered held/available for sale are sold to third party investors, when market conditions allow, directly or through a variety of SPEs, including QSPEs, and other structured facilities in order to provide funding for the continued origination and purchase of loans. The beneficial interests in the underlying pools of loans are typically sold to institutional investors. These securitization activities were severely limited throughout 2008 due to the unfavorable market conditions.

        Prior to the current market disruptions, the Company also operated its own securitization programs. Under the Company's term securitization programs, commercial mortgage loans and investment securities are sold to limited purpose bankruptcy-remote subsidiaries of the Company. In turn, these subsidiaries generally establish separate trusts to which they transfer the assets in exchange

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

for the proceeds from the sale of securities issued by the trusts. The activities of the trusts are generally limited to acquiring the assets, issuing securities, collecting payments on assets and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of the activities of the trusts, they are typically classified as QSPEs under SFAS No. 140. In accordance with SFAS No. 140, assets and liabilities of the trusts that meet all of the conditions to qualify as QSPEs are not included in the Company's consolidated balance sheet. Assets and liabilities of the trusts that do not meet all of the conditions to qualify as QSPEs are analyzed for consolidation under FIN 46R. See Note 13 for related disclosures. In either case, the investors in the debt securities issued by the trusts have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the trusts. The Company has not provided any financial support that it was not contractually obligated to provide during the years ended December 31, 2008 and 2007.

        The Company agrees to service the mortgage loans transferred to the trusts with respect to CMBS for an annual fee averaging approximately 0.1% of the outstanding balance and may earn other related ongoing income. The Company may also retain senior and subordinated interests in the QSPEs, and these interests are reported as investment securities classified as available for sale in the Company's consolidated balance sheet. Generally, the Company's retained interests are subordinated to investors' interests (excluding mortgage servicing rights). See Note 3 for the Company's policy for initially and subsequently measuring retained interests in securitization transactions.

        The Company's past securitization activities have also included the securitization of commercial mortgage securities, real estate investment trust debt, and commercial mortgage loans using SPEs that issue CDOs. With respect to such transactions, the Company and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. The Company holds subordinated interests, including first loss positions, and also acts as collateral manager for these SPEs. The assets in these CDOs totaled $5.1 billion and $5.4 billion as of December 31, 2008 and 2007, respectively, of which the Company's exposure to loss was $32.0 million and $66.9 million as of December 31, 2008 and 2007, respectively, representing the Company's retained interests in these entities and are reported as a component of investment securities classified as available for sale in the consolidated balance sheet. As discussed in Note 13, certain of these CDOs are also considered VIEs under FIN 46R.

        The Company recognized a pre-tax loss of $2.7 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, pre-tax gains of $43.7 million for the period from March 23, 2006 to December 31, 2006 and pre-tax gains of $16.7 million for the period from January 1, 2006 to March 22, 2006, on the securitization of financial assets, inclusive of gains and losses related to hedging activities. The Company did not retain interests in securitized commercial mortgage loans in the year ended December 31, 2008. The Company has not retained interests in securitized investment securities since 2005. The key economic assumptions used in measuring the retained interests at the date of the commercial mortgage loan securitizations are summarized below. The weighted average values for

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

prepayment rate and expected credit losses only include those retained interests that have prepayment and expected credit loss exposure.

	Commercial Mortgage Loans
	Year ended December 31, 2007		Year ended December 31, 2006
	Range	Weighted average	Range	Weighted average
Life (in years)	3.1 - 5.6	4.2	1.4 - 4.2	2.1
Annual prepayment rate	40.0%	40.0%	50.0%	50.0%
Expected credit losses	0.0%	0.0%	0.0%	0.0%
Discount rate	9.0%	9.0%	4.7 - 5.9%	5.8%

        Cash flows received from (and paid to) securitization trusts consisted of the following (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Proceeds from new securitizations	$31,796	$3,312,148	$1,745,500	$3,269,402
Servicing fees received(1)	21,260	22,199	5,470	13,393
Other cash flows received on retained interests	24,259	29,618	26,901	18,930
Servicing advances	(170,387)	(199,470)	(54,793)	(156,840)
Repayments of servicing advances	163,681	190,235	52,360	166,067

Note:

(1)
Servicing fees and late fees are reported as components of mortgage servicing fees in the consolidated statement of operations. Servicing fees totaled $19.7 million and $21.1 million for the years ended December 31, 2008 and 2007, respectively, $4.0 million for the period from March 23, 2006 to December 31, 2006, and $13.1 million for the period from January 1, 2006 to March 22, 2006. Late fees totaled $1.5 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively, $1.4 million for the period from March 23, 2006 to December 31, 2006, and $0.3 million for the period from January 1, 2006 to March 22, 2006.

        The key economic assumptions used in measuring the estimated fair value of retained interests including mortgage servicing rights as of December 31, 2008 and 2007, and the sensitivity of such retained interests to immediate 10% and 20% adverse changes in those assumptions, are summarized below (in thousands):

	Commercial Mortgage Loans
	December 31, 2008	December 31, 2007
Fair value of retained interests	$26,810	$65,078

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

	December 31, 2008		December 31, 2007
	Range	Weighted average	Range	Weighted average
Life (in years)	0.1 - 4.7	1.9	0.2 - 5.7	2.5
Annual prepayment rate	0.0 - 50.0%	10.3%	0.0 - 50.0%	11.0%
Impact on fair value of 10% adverse change	$(955)		$(1,147)
Impact on fair value of 20% adverse change	$(1,786)		$(2,307)
Expected credit losses	0.0 - 36.0%	6.8%	0.0 - 10.6%	5.1%
Impact on fair value of 10% adverse change	$(491)		$(3,043)
Impact on fair value of 20% adverse change	$(663)		$(4,792)
Discount rate	6.3 - 40%	21.7%	4.3 - 15.0%	8.4%
Impact on fair value of 10% adverse change	$(706)		$(1,141)
Impact on fair value of 20% adverse change	$(1,380)		$(2,235)

	Taxable Investment Securities
	December 31, 2008	December 31, 2007
Fair value of retained interests	$32,407	$66,852

	December 31, 2008		December 31, 2007
	Range	Weighted average	Range	Weighted average
Life (in years)	0.3 - 12.5	3.8	0.9 - 13.9	5.6
Annual prepayment rate	0.0%	0.0%	0.0%	0.0%
Impact on fair value of 10% adverse change	N/A		N/A
Impact on fair value of 20% adverse change	N/A		N/A
Expected credit losses	0.0 - 1.0%	0.1%	0 - 10.7%	3.8%
Impact on fair value of 10% adverse change	$(97)		$(172)
Impact on fair value of 20% adverse change	$(194)		$(375)
Discount rate	20.0% - 40.0%	35.2%	10.3 - 62.4%	18.4%
Impact on fair value of 10% adverse change	$(2,785)		$(4,409)
Impact on fair value of 20% adverse change	$(5,234)		$(7,215)

N/A
= not applicable

	Mortgage Servicing Rights
	December 31, 2008	December 31, 2007
Fair value of retained interests	$81,683	$101,760

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

	December 31, 2008		December 31, 2007
	Range	Weighted average	Range	Weighted average
Life (in years)	0.0 - 21.58	5.6	0.0 - 22.6	6.5
Annual prepayment rate	0.0 - 25%	**	0.0 - 25%	**
Impact on fair value of 10% adverse change	$(404)		$(555)
Impact on fair value of 20% adverse change	$(804)		$(1,102)
Discount rate	8.1%	8.1%	9.8%	9.8%
Impact on fair value of 10% adverse change	$(2,081)		$(3,342)
Impact on fair value of 20% adverse change	$(4,080)		$(6,516)

**
The majority of the Company's mortgage loans are subject to prepayment penalties during a rate lockout period. Therefore, the assumed prepayment rates increase once the rate lockout period expires.

        These sensitivities are hypothetical and should be considered with caution. Changes in fair value based on a 10 percent change in assumptions generally cannot be extrapolated, because the relationship of the changes in assumptions to the change in fair value may not be linear. Also, the effect of a change in one particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The discount rate presented represents post-loss yields.

        Managed assets include assets recognized in the Company's consolidated balance sheet and assets that have been derecognized in a securitization. Information pertaining to the Company's managed loans and securities as of December 31, 2008 and 2007 consisted of the following (in thousands):

	Loans		Investment Securities
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Balance sheet loans/securities	$12,178,663	$14,675,483	$2,301,351	$1,162,714
Plus: Securitized loans/securities	14,594,550	11,645,474	4,571,706	4,792,773

Managed loans/securities	$26,773,213	$26,320,957	$6,873,057	$5,955,487

Loans 60 days or more delinquent:
Owned	$915,198	$277,740
Securitized	604,171	171,491

Total managed	$1,519,369	$449,231

Net principal charge-offs for the year ended December 31:
Owned	$101,046	$89,298
Securitized	308,215	142,635

Total managed	$409,261	$231,933

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

17. Fair Value of Financial Instruments (SFAS No. 107 Disclosure)

        SFAS No. 107 requires the disclosure of the estimated fair values of certain financial instruments and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of SFAS No. 107 that are not carried at fair value on the consolidated balance sheet are discussed below. Additionally, certain financial instruments and all non-financial instruments are excluded from the scope of SFAS No. 107.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value amounts through the use of available market information and appropriate valuation methodologies.

        Considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates may not necessarily be indicative of the amounts that could be realized or would be paid in a current market exchange. Different assumptions or changes in future market conditions could significantly affect estimates of fair value and, therefore, the net realizable value of the Company's financial instruments could differ from the estimates presented below. Fair value information presented herein is based on information available as of December 31, 2008 and 2007. Such amounts have not been updated since these respective dates and, therefore, estimates of fair value at dates subsequent to December 31, 2008 and 2007 may differ significantly from amounts presented herein. In addition, the estimates presented below are indicative of individual financial instruments and should not be considered an indication of fair value of any groupings of financial instruments or of the Company as a whole.

        The following table presents the carrying value and estimated fair value of financial assets and liabilities as required by SFAS No. 107, as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets:
Cash, cash equivalents and restricted cash	$874,390	$874,390	$1,436,752	$1,436,752
Accounts and other receivables	343,780	343,780	470,669	470,669
Investment securities:
Trading	1,457,384	1,457,384	185,692	185,692
Available for sale	843,967	843,967	949,682	949,682
Loans held for sale	3,970,683	3,970,683	7,783,769	7,785,680
Loans held for investment, net	8,207,980	7,275,335	6,891,714	6,939,000
Derivative assets	103,405	103,405	145,640	145,640
Financial Liabilities:
Short-term borrowings	3,310,758	3,310,758	3,832,637	3,832,637
Collateralized borrowings in securitization trusts	184,086	183,367	260,524	260,524
Other long-term borrowings	8,098,749	5,012,792	8,047,162	6,802,429
Deposit liabilities	5,690,930	5,689,967	5,552,607	5,564,987
Derivative liabilities	9,119	9,119	67,862	67,862

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

17. Fair Value of Financial Instruments (SFAS No. 107 Disclosure) (Continued)

        The following methods and assumptions were used to estimate the fair value of financial instruments not previously discussed in Note 3:

        Cash, cash equivalents and restricted cash—the carrying value approximates fair value due to the short-term nature of the instruments.

        Accounts and other receivables—the carrying value approximates fair value due to the short-term nature of the receivables.

        Loans held for investment, net—the fair value of loans held for investment is generally determined using a pricing model based upon current market information obtained from origination data including credit spreads. Credit spreads are based upon the loan-to-value ratios of underlying collateral with cash flows adjusted for loans for which the loan-to value ratio was above 100%. In addition, the impact of potential extensions, interest rate floors and unfunded commitments were taken into consideration when determining the fair value for each loan. The fair value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs.

        Borrowings—the fair value of borrowings is based upon rates currently available to the Company for obligations with similar terms and maturities, including current market rates on the Company's senior unsecured notes.

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure)

        The Company accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. The following table summarizes the financial assets and

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure) (Continued)

financial liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option (in thousands):

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2008
Assets:
Investment securities:
Trading	$1,302,945	$58,578	$95,861	$—	$1,457,384
Available for sale	7,053	262,571	574,343	—	843,967
Loans held for sale(1)	—	208,400	3,740,452	—	3,948,852
Derivative assets	(19,440)	116,397	348	6,100	103,405

Total assets	$1,290,558	$645,946	$4,411,004	$6,100	$6,353,608

Liabilities:
Deposit liabilities—Brokered CDs(2)	$—	$5,405,331	$—	$—	$5,405,331
Derivative liabilities	—	35,638	1,284	(27,803)	9,119

Total liabilities	$—	$5,440,969	$1,284	$(27,803)	$5,414,450

Notes:

(1)
Excludes $21.8 million of loans held for sale in the Philippines as of December 31, 2008 for which the Company did not elect the fair value option.

(2)
Excludes $285.6 million of Brokered CDs issued after October 1, 2008 with original maturities greater than one year for which the Company did not elect the fair value option.

        With respect to the Company's loans held for sale as of December 31, 2008 for which the fair value option has been elected, the aggregate fair value of loans that were 90 days or more past due totaled $70.7 million and the aggregate unpaid principal balance of such loans exceeded fair value by $14.4 million; and the aggregate fair value of loans in nonaccrual status totaled $262.6 million and the aggregate unpaid principal balance of such loans exceeded fair value by $93.7 million.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure) (Continued)

        The following table summarizes the changes in fair value of the Company's Level 3 financial assets and financial liabilities for the year ended December 31, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of December 31, 2007	$126,878	$675,254	$7,508,926	$3,567	$8,314,625
Transition adjustment	—	—	1,911	—	1,911

Beginning balance as of January 1, 2008	126,878	675,254	7,510,837	3,567	8,316,536
Purchases, issuances, sales and settlements	(476)	(51,376)	(2,850,200)	—	(2,902,052)
Total net realized/unrealized (losses) gains:
Included in earnings	(33,551)	(96,676)	(1,048,485)	(4,322)	(1,183,034)
Included in other comprehensive income	(137)	45,537	139,356	—	184,756
Net transfers in to/(out of) Level 3	3,147	1,604	(11,056)	(181)	(6,486)

Ending balance as of December 31, 2008	$95,861	$574,343	$3,740,452	$(936)	$4,409,720

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized (losses) gains relating to assets still held as of December 31, 2008	$(30,464)	$5,478	$(740,179)	$(430)	$(765,595)

        Level 3 financial assets presented in the table above include investment securities classified as trading and available for sale, loans held for sale, and net derivatives. These instruments were valued using pricing models and DCF models that incorporate assumptions, which in management's judgment, reflect the assumptions a marketplace participant would use including discount rates, spreads and collateral values as well as internal risk ratings, anticipated credit losses.

        Certain financial assets are measured at fair value on a non-recurring basis. The carrying value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs. The following table presents the changes in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for the year ended December 31, 2008 (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008	Total losses for the year ended December 31, 2008
Loans held for investment	$—	$—	$169,167	$169,167	$(79,270)

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

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure) (Continued)

value of the affected financial instruments before and after the change in accounting resulting from the adoption of SFAS No. 159 (in thousands):

Description	Carrying Value of Instrument as of December 31, 2007	Cumulative Effect Adjustment Gain or (Loss)	Carrying Value of Instrument as of January 1, 2008 After Adoption of SFAS No. 159
Loans held for sale(1)(2)	$7,744,180	$1,911	$7,746,091
Deposit liabilities(3)	5,540,850	(17,506)	5,558,356

Pre-tax cumulative effect of adopting the fair value option		(15,595)
Benefit for deferred income taxes		(5,790)

After-tax cumulative effect of adopting the fair value option		$(9,805)

Notes:

(1)
Includes a $155.4 million lower of cost or fair value allowance as of December 31, 2007.

(2)
Excludes $39.6 million of loans held for sale in the Philippines as of December 31, 2007 for which the Company did not elect the fair value option.

(3)
Net of unamortized issuance costs totaling $5.1 million as of December 31, 2007.

19. Derivative Instruments

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

        In contemplation of the adoption of SFAS No. 159, the Company discontinued fair value hedge accounting for its pools of fixed rate loans held for sale in late 2007. Also in 2007, the Company terminated its interest rate swaps (cash flow hedges) associated with a portion of the escrow funds that were at that time maintained and managed by Escrow Bank. In late 2008, the Company effectively terminated its interest rate swaps (fair value hedges) associated with its fixed rate senior unsecured notes. Also in late 2008, the Company entered into interest rate swaps (fair value hedges) associated with Brokered CDs with original maturities greater than one year.

        Fair value hedges—as of December 31, 2008, the Company's fair value hedges consist of interest rate swaps associated with Brokered CDs with original maturities greater than one year. The hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributable to

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

19. Derivative Instruments (Continued)

the designated hedge risk during the hedge period. The fair value change in the Brokered CDs is included as a basis adjustment of the Brokered CDs' carrying value, and the fair value change of the interest rate swaps is recorded in other assets or other liabilities, as appropriate. The difference between the change in fair value of the Brokered CDs and the change in fair value of the related interest rate swaps represents hedge ineffectiveness and is recognized in current period earnings as a component of other gains (losses), net in the consolidated statement of operations.

        Net investment hedges—the Company makes investments in foreign operations that have functional currencies other than the U.S. dollar, which is the functional currency of the Company. The change in the carrying value of these operations, translated at month-end exchange rates, is recorded in accumulated other comprehensive income, net of tax. The translation of the change in the carrying value of these operations over future periods exposes the Company to fluctuations in currency exchange rates. In order to manage this exposure, the Company has entered into a portfolio of derivative instruments to minimize the impact of foreign currency exchange movements on stockholders' equity. The portion of the change in estimated fair value of the related derivative instruments due to changes in month-end foreign exchange rates is recorded in other assets or other liabilities, as appropriate, in the consolidated balance sheet with an offset to accumulated other comprehensive income, net of tax, to the extent the derivative instrument is effective. The remainder is recorded in current period earnings as a component of other gains (losses), net in the consolidated statement of operations.

        The Company assesses the effectiveness of the hedges based upon the changes in exchange rates of the hedging instrument. The Company expects that the derivative instruments used in these hedging relationships will be highly effective as economic hedges of foreign currency exchange risk associated with its hedged net investments because the critical risks of the hedging instruments are structured to mirror the critical risks of the hedged net investments. The Company recognizes hedge ineffectiveness in earnings if the notional amount of the derivatives exceeds the portion of the net investment that has been designated as being hedged or if the derivatives' underlying exchange rate is not the exchange rate between the functional currency of the hedged net investment and the Company's functional currency.

        Derivatives classified as trading—derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are reported at their estimated fair value in either other assets or other liabilities, as appropriate. The resulting gains and losses are included in current period earnings as a component of net gains (losses) on investments and real estate in the consolidated statement of operations. The net interest settlement periodically recognized for these derivative instruments is included as a component of other (losses) gains, net in the consolidated statement of operations.

        The Company enters into derivative instruments to mitigate the risk associated with changes in the estimated fair value of investment securities classified as trading, fixed-rate loans held for sale and fixed-rate Brokered CDs with original maturities less than one year. The Company also enters into interest rate swaps to mitigate the volatility in cash flows of certain of its variable rate liabilities. In addition, the Company enters into forward currency contracts to mitigate the foreign exchange risk on its foreign denominated borrowings. Certain of these contracts are classified as trading derivatives.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

19. Derivative Instruments (Continued)

        The following table summarizes the pre-tax gain (loss) recognized for hedge ineffectiveness associated with each type of accounting hedge (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Fair value hedges	$(4)	$(12,433)	$(6,936)	$5,976
Cash flow hedges	—	227	(275)	—

Total	$(4)	$(12,206)	$(7,211)	$5,976

        The Company is required to deposit cash in collateral and margin accounts maintained by counterparties related to certain derivative positions. Collateral in the amount of $135.6 million and $44.0 million was deposited by the Company related to these arrangements as of December 31, 2008 and 2007, respectively. These amounts are netted against unrealized losses on derivative positions. The Company held $101.7 million and $111.8 million in collateral and margin accounts on behalf of counterparties as of December 31, 2008 and 2007, respectively. These amounts are netted against unrealized gains on derivative positions. Net unrealized losses are reported as a component of other liabilities in the consolidated balance sheet. Net unrealized gains are reported as a component of other assets in the consolidated balance sheet.

20. Stock-Based Compensation

        In connection with the Sponsor Transactions, the Company implemented a stock option award program which authorizes the board of directors to grant employees and non-employee directors the option to purchase shares of common stock at a specified price, once certain time-based or performance-based vesting conditions are met. These stock options are generally granted on five-year graded vesting schedules with certain requisite service conditions. The stock options expire ten years after the grant date. Certain of these stock options become vested if the Company achieves specific annual performance targets.

        The following table summarizes stock option activity and related information for the year ended December 31, 2008 (number of options in thousands):

	Year ended December 31, 2008
	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding as of the beginning of the period	44,731	$5.04
Granted	420	6.09
Exercised	—	—
Forfeited	9,535	5.04
Cancelled	1,481	5.01
Expired	—	—

Outstanding as of the end of the period	34,135	$5.05	7.4 years

Exercisable as of the end of the period	15,057	$5.01	7.4 years

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

20. Stock-Based Compensation (Continued)

        There were 16.9 million and 6.5 million shares available for future grants of stock options as of December 31, 2008 and December 31, 2007, respectively.

        No stock options have been exercised to date. The Company recorded $13.2 million (with no tax benefit), $9.9 million (net of tax benefit of $5.9 million) and $4.5 million (net of tax benefit of $1.9 million) in compensation expense associated with its vesting of time-based options for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006, respectively. No compensation expense was recognized for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006 for performance-based options because the performance criteria have not been met. There was $18.0 million of unrecognized compensation expense related to outstanding option awards as of December 31, 2008, including performance-based option awards. This cost is expected to be recognized over a weighted average period of 2.4 years.

        In December 2008 in conjunction with the former Chief Executive Officer's separation agreement, the Company will allow 8 million vested stock options to remain exercisable until the original expiration date of such stock options despite the executive's departure. No incremental compensation cost was incurred due to the modification of these vested stock options.

        The weighted average grant date fair value of stock options granted during the years ended December 31, 2008 and 2007 was $1.96 and $1.83, respectively, and $1.80 for the period from March 23, 2006 to December 31, 2006. The fair value of the option awards was measured as of the grant date and estimated through a Black-Scholes option-pricing model. Because the Company's common stock is not traded publicly, certain assumptions were determined using appropriate industry sector benchmarks. The following table summarizes the assumptions used to value the options granted during the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006:

	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006
Expected term of the option (in years)	5.0	5.5	6.5
Annual risk-free interest rate	2.36% - 3.23%	4.02% - 5.10%	4.69% - 5.08%
Expected annual dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	31.22%	23.35%	23.25%

        In October 2006, the Company adopted a Dividend Equivalent Rights Plan ("DER Plan") that provides dividend equivalent rights to employees who are eligible participants of the stock option award program described above. The DER Plan provides that if the Company declares and pays an ordinary dividend on issued and outstanding shares of its common stock, then the DER Plan participant's notional account will be credited in an amount equal to the value of the dividend in respect of one share of common stock issued and outstanding on the record date of the dividend, multiplied by the number of the participant's then outstanding and vested, unexercised options under the stock option award program on the record date for such dividend. Generally, the DER Plan provides that a participant shall vest in this program to the same extent and at the same time as the participant exercises their options under the stock option awards program. No dividends have been declared or paid by the Company since adoption of the DER Plan and therefore no compensation expense has been recognized.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

21. Employee Benefit Plans

        Prior to the Sponsor Transactions, eligible employees of the Company participated in a defined contribution savings plan, or a 401(k) plan, sponsored by GMAC Mortgage. In addition, eligible employees participated in a GMAC Mortgage retirement plan that provided for pension payments to eligible employees upon retirement based upon factors such as length of service and salary. Under the pension plan, GMAC Mortgage allocated pension expense to the Company for all participating employees. The 401(k) and pension plans were terminated for employees of the Company in connection with the Sponsor Transactions. Further, GMAC Mortgage retained liability for all existing unfunded pension commitments of the Company.

        In connection with the Sponsor Transactions, a new retirement benefit plan ("the Plan") became effective for eligible employees of the Company. The Plan is a 401(k) plan and has a matching contribution provision in which employees who have completed a requisite service period and who contribute to the Plan receive a dollar-for-dollar match up to a maximum amount. The match is subject to a five-year vesting schedule. Further, an additional company retirement contribution is made by the Company for every eligible employee who completes a stated requisite service period. Employees of the Company had the option to rollover their balances in the GMAC Mortgage 401(k) plan into the new Plan of the Company.

        There was no pension expense for years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006. Pension expense totaled $1.8 million for the period from January 1, 2006 to March 22, 2006.

        401(k) expense totaled $7.2 million and $9.5 million for the years ended December 31, 2008 and 2007, respectively, $7.7 million for the period from March 23, 2006 to December 31, 2006 and $3.3 million for the period from January 1, 2006 to March 22, 2006.

        In 2006, the Company adopted the Executive Deferred Compensation and Stock Award Plan (the "Deferred Award Plan") for executive officers. The Deferred Award Plan provided executive officers with the opportunity to defer receipt of all or a portion of their 2007 performance year annual bonus payable in 2008 to the purchase of hypothetical shares of common stock based on an irrevocable election to do so. For each hypothetical share of common stock issued under the Deferred Award Plan, the executive officer received an option to purchase one additional share of common stock. In 2008, 212,765 hypothetical shares of common stock were issued and 212,765 stock options were granted in consideration of $1.3 million of deferred compensation.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

22. Guarantees

        In the ordinary course of business, the Company issues various guarantees. The Company's outstanding guarantees as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Agency/construction lending guarantees	$269,025	$675	$407,738	$2,089
Agency loans sold with recourse	693,935	20,907	543,462	13,917
Other third party guarantees	268,825	—	272,771	—

Total	$1,231,785	$21,582	$1,223,971	$16,006

        Agency/construction lending guarantees—the Company has guaranteed repayment of principal and interest on certain construction loans. Additionally, guarantees are issued on long term fixed rate agency loans. Losses would be incurred in the event of default of the underlying loans. These guarantees have expiration dates in 2009. No collateral was pledged with respect to these guarantees as of December 31, 2008 and 2007.

        Agency loans sold with recourse—guarantees have been issued in connection with the exposure on loans sold with recourse and subject to a first loss under the Fannie Mae DUS™ agreement and other similar agreements. Losses would be incurred in the event of default of the underlying loans. These guarantees have expiration dates that range from 2009 through 2038. No collateral was pledged with respect to these guarantees as of December 31, 2008 and 2007.

        Other third party guarantees—the Company has issued guarantees relating to other lending and investment activities. The other third party guarantees have expiration dates that range from 2014 through 2046. No collateral was pledged with respect to these guarantees as of December 31, 2008 and 2007.

23. Commitments and Contingent Liabilities

        Commitments—the Company's outstanding commitments as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Commitments to originate or purchase loans	$16,290	$538,434
Commitments to fund construction loans	817,804	2,107,438
Commitments to fund other loans	1,146,002	1,445,321
Commitments to purchase investments	44,966	—
Commitments to provide equity to equity method investees	161,555	242,328

Total	$2,186,617	$4,333,521

Commitments to sell loans	$229,572	$219,583

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

23. Commitments and Contingent Liabilities (Continued)

        The following table summarizes the remaining maturity of the Company's commitments as of December 31, 2008 (in thousands):

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to originate or purchase loans	$16,290	$—	$—	$—	$16,290
Commitments to fund construction loans	109,553	354,923	323,262	30,066	817,804
Commitments to fund other loans	130,544	718,434	91,508	205,516	1,146,002
Commitments to purchase investments	44,966	—	—	—	44,966
Commitments to provide equity to equity method investees	7,136	77,993	2,896	73,530	161,555

Total	$308,489	$1,151,350	$417,666	$309,112	$2,186,617

Commitments to sell loans	$229,572	$—	$—	$—	$229,572

        Leases and rentals—the Company is obligated under non-cancelable operating leases primarily for office facilities. These leases have conventional terms and conditions. The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 were as follows (in thousands):

2009	$17,253
2010	12,711
2011	9,872
2012	6,658
2013	4,024
2014 and thereafter	9,150

Total	$59,668

        Net rental expense, primarily for office facilities, totaled $20.2 million and $22.9 million for years ended December 31, 2008 and 2007, respectively, $17.7 million for the period from March 23, 2006 to December 31, 2006 and $5.4 million for the period from January 1, 2006 to March 22, 2006.

        Contingencies related to affordable housing partnerships—the Company holds variable interests in syndicated affordable housing partnerships where the Company provides unaffiliated investors with a guaranteed yield on their investment. As discussed in Note 13, as of December 31, 2008, the Company's maximum exposure to loss under the yield guarantees was $1.6 billion. As of December 31, 2008, the Company's estimate of actual loss under these yield guarantees was $264.8 million and is reported as a component of real estate syndication proceeds and related liabilities in the consolidated balance sheet.

        Litigation—the Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of December 31, 2008, after consultation with counsel, it is the opinion of management that potential liability arising from pending litigation is not expected to have a material adverse effect on the Company's

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

23. Commitments and Contingent Liabilities (Continued)

consolidated financial condition, results of operations or cash flows. However, due to the inherent uncertainty in litigation and since the ultimate resolution of the Company's litigation, claims and other legal proceedings are influenced by factors outside of the Company's control, it is reasonably possible that actual results will differ from management's estimates.

24. Related Party Transactions

Management Agreement

        In connection with the Sponsor Transactions, the Company entered into a management agreement, under which the Sponsors and GMAC are entitled to receive an aggregate annual management fee and reimbursement for any out-of-pocket expenses that they or their affiliates incur in connection with management and advisory services provided under the agreement. The management fee is equal to $20.0 million during the first year of the agreement and thereafter increases at a rate of 5% per annum. The Company recognized $21.8 million and $20.8 million for the years ended December 31, 2008 and 2007, respectively, and $15.5 million for the period from March 23, 2006 to December 31, 2006, in management fees which are reported as a component of other expenses in the consolidated statement of operations. Although the Company is currently accruing such fees, the Sponsors and GMAC have recently agreed to suspend payments under the agreement.

Transaction Fees

        In connection with the Sponsor Transactions, the Company paid an aggregate of $66.2 million of transaction-related fees to members of the Sponsors. Approximately $40.3 million of these fees were related to the issuance of debt and capitalized as a component of other assets in the consolidated balance sheet. These fees are amortized over the life of the related debt. The remaining portion of these fees, approximately $25.9 million, were recognized as part of the recapitalization of the Company and included in stockholders' equity in the consolidated balance sheet.

Senior Credit Facility and Bridge Loan

        In connection with the Sponsor Transactions, the Company entered into a senior credit facility with a syndicate of financial institutions for which Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs Capital Partners, a member of the Sponsors, served as a documentation agent. In addition, the Company entered into a bridge loan with a syndicate of financial institutions for which Goldman Sachs Credit Partners, L.P. served as a sponsor. Additionally, affiliates of Goldman Sachs Capital Partners, a member of the Sponsors, also act as lenders under the senior credit facility and bridge loan.

        As of December 31, 2008 and 2007, the Company had borrowed an aggregate of $5.3 billion and $3.9 billion, respectively, under the senior credit facility and an aggregate of $833.0 million and $1.7 billion, respectively, under the bridge loan. For the years ended December 31, 2008 and 2007 and during the period from March 23, 2006 to December 31, 2006, the Company recognized approximately $218.9 million, $354.6 million and $387.5 million, respectively, of interest on these borrowings, including fees, which is reported as a component of interest expense in the consolidated statement of operations. See Note 2 for a discussion of the Company's negotiations regarding potential modification of terms to the senior credit facility and bridge loan.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

Issuance of Junior Subordinated Debentures and Sale of Trust Preferred Securities to GMAC

        In connection with the Sponsor Transactions, the Company issued $250.0 million in aggregate principal amount of junior subordinated debentures to the Trust, a wholly-owned Delaware statutory Trust. One of the Company's officers acts as the regular trustees of the Trust. Contemporaneously with the issuance of the junior subordinated debentures, the Trust entered into a purchase agreement with GMAC pursuant to which GMAC purchased $250.0 million in aggregate liquidation amount of floating rate trust preferred securities issued by the Trust in exchange for the reduction of an equivalent amount of indebtedness owed to GMAC and one of its affiliates at the time. For the years ended December 31, 2008 and 2007 and for the period from March 23, 2006 to December 31, 2006, the Company recognized approximately $15.2 million, $19.4 million and $11.3 million, respectively, of interest associated with these debentures which is reported as a component of interest expense in the consolidated statement of operations. As a result of two consecutive fiscal quarters of negative adjusted earnings before taxes and an average four quarter fixed charge ratio of less than 1.20, a mandatory deferral event was in effect beginning in early 2008 and is continuing.

Financing Previously Provided by GMAC and its Affiliates

        In connection with the Sponsor Transactions, the Company used borrowings drawn under the senior credit facility and bridge loan and the trust preferred securities referred to above to repay an aggregate of approximately $7.1 billion of indebtedness owed to GMAC and its affiliates, representing all indebtedness that was owed them as of the Sponsor Transactions date. The Company had previously incurred the indebtedness owed to GMAC and its affiliates under a number of inter-company loan agreements as an indirect, wholly-owned subsidiary of GMAC. For the period from January 1, 2006 to March 22, 2006, the Company recorded an aggregate of $75.7 million of interest under the inter-company loans, which is reported as a component of interest expense in the consolidated statement of operations.

GMAC Guarantees

        Prior to the Sponsor Transactions, certain obligations of the Company were guaranteed by GMAC and GMAC Mortgage. In connection with the Sponsor Transactions, the Company discharged its obligations under a number of obligations that were guaranteed by GMAC and GMAC Mortgage and removed GMAC and GMAC Mortgage as guarantors on a number of other obligations. Certain of these guarantees remain as of December 31, 2008. Obligations of the Company totaling $194.9 million and $210.2 million were guaranteed by GMAC and GMAC Mortgage as of December 31, 2008 and 2007, respectively.

        In addition, GMAC has agreed to indemnify the Company for certain tax liabilities of the Company and its subsidiaries relating to periods prior to the closing of the Sponsor Transactions. See Note 15 for further discussion.

GM Automotive Dealership Loan Servicing

        The Company serviced approximately 3,100 and 3,400 GM automotive dealership loans on behalf of GMAC with an unpaid principal balance of $2.8 billion and $2.9 billion as of December 31, 2008 and 2007, respectively. The Company recognized $3.1 million and $2.5 million of fee income on these GM automotive dealership loans for the years ended December 31, 2008 and 2007, respectively,

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

$1.8 million for the period from March 23, 2006 to December 31, 2006 and $0.7 million for the period from January 1, 2006 to March 22, 2006. This fee income is reported as a component of mortgage servicing fees in the consolidated statement of operations.

Carried Interest Program

        Certain of Capmark Investments' sponsored investment funds allocate a portion of the income generated by such sponsored funds (such allocation is referred to as the "Carried Interest"), generally to the general partner of such funds. The Carried Interest is generally 20% of the profits generated by these sponsored funds after return of the investors' capital and achieving a required rate of return to the investors specified in the sponsored funds' agreements. Limited partners and members in the general partner and managing member, as applicable, may participate in the Carried Interest (such limited partners and members are referred to as "Incentive Vehicles"). Certain of the Company's portfolio managers and other employees who have provided value to these sponsored funds ("Participating Employees") have been granted limited partnership and/or membership interests in the Incentive Vehicles and, as a result, will be entitled to distributions of a portion of the Carried Interest, if any, as limited partners of the respective Incentive Vehicles. Generally, the Participating Employees, on an aggregate basis will receive from 25% to 50% of the total Carried Interest generated from third party investments in the sponsored investment funds for which the Incentive Vehicles were established. These grants of participation in the Carried Interest are intended to offer tax-advantaged compensation expense to the Participating Employees and are intended to align the interests of the Participating Employees with the interests of the investors whose funds are managed by Capmark Investments. Although the program was implemented in 2006, no compensation has been accrued or paid as of December 31, 2008 and 2007.

Reimbursements Made to the Former Chief Executive Officer

        Under the terms of his employment agreement, the Company was obligated to reimburse the former Chief Executive Officer for certain expenses associated with the use of his personal aircraft for Company business. The Company reimbursed the former Chief Executive Officer $0.9 million, $0.8 million and $0.8 million for such expenses for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006, respectively. This reimbursement is reported as a component of other expenses in the consolidated statement of operations.

Debt Financing Arrangements with Equity Method Investees

        As more fully described in Note 8, the Company makes equity investments in entities that acquire, maintain and develop multifamily housing, office, warehouse, and retail properties which are accounted for under the equity method. In some cases, the Company also provides the debt financing to these entities. This debt financing consists of both fixed rate and floating rate loans.

        The carrying value of loans to these entities totaled approximately $548.4 million and $726.8 million as of December 31, 2008 and 2007, respectively, and was classified as loans held for investment or loans held for sale as appropriate.

        Certain of these loans were non-interest bearing loans, totaling $41.9 million and $58.6 million as of December 31, 2008 and 2007, respectively. For those loans that bear interest at a fixed rate, the average interest rate was 9.34% and 6.03% as of December 31, 2008 and 2007, respectively. The

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

floating rate loans carry a rate of interest that is based upon a benchmark interest rate plus a stated margin. Interest earned on these loans is reported as a component of interest income in the consolidated statement of operations. The lives of these loans range from one year to five years.

        In addition to providing debt financing, the Company also makes advances to and collects fees from entities owned by its consolidated affordable housing partnerships. Advances to these entities totaled $38.1 million and $59.8 million as of December 31, 2008 and 2007, respectively. These advances are reported as a component of accounts and other receivables in the consolidated balance sheet. Fees charged to these entities totaled $9.1 million and $7.6 million for the years ended December 31, 2008 and 2007, respectively, $5.2 million for the period from March 23, 2006 to December 31, 2006 and $1.8 million for the period from January 1, 2006 to March 22, 2006. These fees are reported as a component of asset management fees in the consolidated statement of operations.

Sale of Businesses to Employees

        In December 2007, the Company sold all of the stock of two of its wholly-owned Mexican subsidiaries, which comprised the Company's asset management and servicing business in Mexico, to a newly formed company owned by the management team of the Company's business operations in Mexico. The sale of these two subsidiaries resulted in an immaterial loss. The Company retained the newly formed company to manage its remaining asset portfolio in Mexico.

        In August 2007, the Company sold substantially all of the assets and transferred substantially all of the liabilities related to its commercial real estate research division, Realpoint, to a company formed by a group of Realpoint employees for approximately $9.7 million. The Company recorded a gain on sale of approximately $7.1 million related to the transaction. The Company purchased services from the newly formed company subsequent to the sale.

        In February 2007, the Company sold its mortgage banking business in Florida to a company formed by a group of former employees. Proceeds from the sale totaled approximately $0.8 million. An immaterial gain on sale was deferred until May 2007 upon the repayment of financing provided to the buyers to facilitate the sale.

        In October 2006, the Company sold one of its technology subsidiaries to an employee of the Company. Proceeds from the sale totaled approximately $6.9 million and the Company recorded a gain on sale of approximately $1.8 million, which is reported as a component of other gains (losses), net in the consolidated statement of operations.

Transactions with Members of the Sponsors

        In the ordinary course of business, the Company enters into transactions with members of the Sponsors and their affiliates. These transactions include, but are not limited to, various arrangements to sell or acquire real estate related investments, such as loan syndications, participations, derivatives, joint ventures or other similar transactions. These transactions are conducted on an arm's length basis.

        As discussed in Note 12, the Company issued $2.55 billion of senior unsecured notes on May 10, 2007. Goldman, Sachs & Co., an affiliate of a member of the Sponsors, served as one of the three global coordinators and joint bookrunners for the offering. The Company used certain of the proceeds of the senior notes to repay approximately $2.0 billion of indebtedness outstanding under the Company's bridge loan agreement. Goldman Sachs Credit Partners L.P., an affiliate of a member of the

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

Sponsors, served as a documentation agent for the bridge loan agreement. Other affiliates of Goldman Sachs Capital Partners, a member of the Sponsors, are lenders under the bridge loan agreement.

Administrative Services Previously Provided by GMAC and their Affiliates

        Prior to the Sponsor Transactions, the Company incurred expenses for certain administrative services provided by GMAC and their affiliates. A $0.4 million benefit was recorded for the period from January 1, 2006 to March 22, 2006 as a result of the settlement process in connection with closing the Sponsor Transactions. Such expenses were reported as a component of other expenses in the consolidated statement of operations.

25. Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," established accounting standards for reporting comprehensive income and its components and required that all revenues, expenses, gains and losses recognized during the period be included in comprehensive income, regardless of whether these items are considered to be results of operations for the period. The following table summarizes the components of other comprehensive income (loss), net of tax (in thousands):

	Successor									Predecessor
	Year Ended December 31, 2008			Year Ended December 31, 2007			Period from March 23, 2006 to December 31, 2006			Period from January 1, 2006 to March 22, 2006
	Gain (loss)	Tax provision (benefit)	Net amount	Gain (loss)	Tax provision (benefit)	Net amount	Gain (loss)	Tax provision (benefit)	Net amount	Gain (loss)	Tax provision (benefit)	Net amount
Net unrealized (loss) gain on investment securities and derivative instruments:
Net unrealized holding (losses) gains arising during the period	$(147,157)	$(6,659)	$(140,498)	$(28,851)	$(7,241)	$(21,610)	$57,628	$20,586	$37,042	$(5,574)	$(2,262)	$(3,312)
Less: reclassification adjustment for net (losses) gains included in net income	(104,494)	0	(104,494)	(10,651)	(2,803)	(7,848)	8,838	3,094	5,744	997	349	648

Net unrealized (loss) gain on investment securities and derivative instruments	(42,663)	(6,659)	(36,004)	(18,200)	(4,438)	(13,762)	48,790	17,492	31,298	(6,571)	(2,611)	(3,960)
Net foreign currency translation adjustment	22,885	125	22,760	1,620	668	952	29,422	10,927	18,495	36,730	14,737	21,993

Total	$(19,778)	$(6,534)	$(13,244)	$(16,580)	$(3,770)	$(12,810)	$78,212	$28,419	$49,793	$30,159	$12,126	$18,033

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information

        The operating results for the Company's six reportable business segments have been determined in accordance with SFAS No. 131. This standard is based on a management approach, which requires presentation of business segments based upon a company's organization and internal reporting of operating results to the company's chief operating decision maker. The Company's chief operating decision maker is its Chief Executive Officer. The accounting policies of the Company's business segments are the same as those described in Note 3, except that disaggregated results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in the operating-decision process. Material intersegment transactions have been eliminated in consolidation.

        The Company's business segments are separately managed and organized based on geography and the type of business conducted. The Company has six reportable business segments: North American Lending and Mortgage Banking, North American Investments and Funds Management, North American Servicing, Asian Operations, European Operations and North American Affordable Housing.

North American Lending and Mortgage Banking

        The Company's North American Lending and Mortgage Banking segment provides borrowers with financial products that may be used to finance most types of commercial properties. The Company is one of the largest commercial real estate lenders in North America in terms of principal amount of financing arranged. The Company sources new lending opportunities through its commercial mortgage banking network in North America, which has more than 26 offices located in 18 states, and through its existing relationships with property owners and developers and other third parties in the United States.

        The Company originates loans and arranges other forms of financing covering a broad spectrum of asset classes both for its own account and for sale to GSEs and other third parties, such as insurance companies and major financial institutions, for whom it acts as a correspondent lender. When market conditions allow, the Company reduces the principal risk associated with its North American proprietary lending activities by monetizing a significant portion of the financing that it originates through securitizations, syndications, participations and other sales. Due to the current market disruptions, starting in the second half of 2008 the Company has significantly reduced its proprietary lending and focused its efforts on originating loans for sale to GSEs and other third parties through Capmark Bank US.

North American Investments and Funds Management

        The Company's North American Investments and Funds Management segment focuses on the sponsorship and management of real estate debt and equity funds, as well as the management of its own real estate debt and equity investments. Capmark Investments manages private funds, separate accounts and commercial real estate CDOs. Capmark Investments earns recurring management fees based, in part, on the amount of third-party assets under its management, or in the case of certain funds that it manages, on the amount of capital commitments from fund investors during the commitment period. In addition, Capmark Investments is entitled to receive incentive fees that are calculated based on returns generated by those investments if certain thresholds are achieved.

North American Servicing

        The Company's North American Servicing segment carries out primary, master and special servicing activities for commercial real estate loans that are originated by the Company or by third

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

parties and for securitized loan pools in North America. Capmark Finance is also an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA. Capmark Finance's servicing activities also provide recurring fee-based income, including servicing fees and trust fees that it earns on escrow balances for loans that it services.

Asian Operations

        The Company's Asian Operations segment has historically carried out commercial real estate finance activities in Japan, Taiwan, the Philippines and China, including making real estate equity investments, acquiring portfolios of non-performing commercial and residential real estate loans and originating and servicing commercial real estate loans. In 2008, the Company curtailed its lending and investing activities in Asia and focused its efforts on managing its existing loan, investment and fee-for-services businesses.

European Operations

        The Company's European Operations segment has historically conducted commercial real estate finance activities in the United Kingdom, Ireland and selected countries in Continental Europe, primarily through Capmark Bank Europe, an Irish bank with lending authority throughout Europe. In 2008, the Company curtailed its lending and investing activities in Europe and focused its efforts on managing the Company's existing loan, investment and fee-for-services businesses. In connection with the curtailment of lending in Europe, in June 2008 Capmark Bank Europe notified the Irish banking regulatory authority that Capmark Bank Europe is commencing cessation of its banking operations as further described in Note 1.

North American Affordable Housing

        The Company's North American Affordable Housing segment manages LIHTC equity investments on behalf of third-party investors. LIHTC investments have been aggregated by the Company into funds and equity in those funds has been sold to tax credit investors. These funds generate a return or yield to the investors based on their purchase price over the life of the tax credits and the Company provides a guaranteed yield to the third-party investors on many of these funds. The Company no longer syndicates funds. Previously, the Company operated an affordable housing debt platform that specialized in the origination of tax advantaged debt supporting the development of low-income housing under a variety of proprietary and GSE-supported underwriting programs. In February 2007, the Company sold a majority of this platform to an unaffiliated buyer as further discussed in Note 3.

        Consistent with the Company's management reporting, the business segments do not include corporate administrative and support functions or certain immaterial businesses. The Company also does not allocate income taxes to its business segments or include in its segment reporting the adjustments required by push down accounting or any other eliminations, reclassifications or other adjustments that are made to conform the Company's management reporting to the consolidated financial statements. These items are included in the tables that follow under the heading "Corporate and other" as further explained below:

  •
  Corporate activity primarily consists of unallocated personnel-related expenses for departments such as corporate accounting and finance, legal, information technology, human resources, risk management and internal audit. Corporate activity also includes unallocated net interest income, noninterest income and provision for loan losses.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

  •
  Consolidated affordable housing partnerships represent certain upper-tier and lower-tier low-income housing tax credit partnerships that are excluded from the North American Affordable Housing segment's results but included in the Company's consolidated financial statements pursuant to SFAS No. 66 and FIN 46R.

  •
  The accounting methodology for deferring placement fees in the Company's management reporting is different than in the consolidated financial statements. While the use of different accounting methodologies results in the recognition of different levels of noninterest income and noninterest expense in any given reporting period, the amount of income before income tax provision is the same.

  •
  Eliminations and other adjustments are made to conform the Company's management reporting to the consolidated financial statements.

  •
  The segments' results in the Company's management reporting do not reflect the push down accounting adjustments that were required to be made to the Company's consolidated financial statements in connection with the Sponsor Transactions.

        Because management's segment level reporting does not include the push down accounting adjustments related to the change in basis between Predecessor and Successor periods, the amounts in such Predecessor and Successor periods for 2006 are prepared on a consistent basis and have therefore been combined for comparability purposes. This presentation is consistent with the form in which the chief operating decision maker has reviewed such information during the year.

        The following table summarizes the financial results for the Company's reportable business segments for the year ended December 31, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$320,595	$2,651	$(18,355)	$13,380	$20,528	$2,378	$(142,610)	$198,567
Noninterest income	(413,205)	(196,420)	306,290	(144,787)	(391,646)	(34,523)	183,692	(690,599)

Total revenue	(92,610)	(193,769)	287,935	(131,407)	(371,118)	(32,145)	41,082	(492,032)
Provision for loan losses	101,783	—	—	76,322	2,702	—	(1,142)	179,665

Net revenue	(194,393)	(193,769)	287,935	(207,729)	(373,820)	(32,145)	42,224	(671,697)
Noninterest expense	215,193	35,433	188,610	84,520	34,695	34,444	190,357	783,252

(Loss) income before minority interest and income taxes	(409,586)	(229,202)	99,325	(292,249)	(408,515)	(66,589)	(148,133)	(1,454,949)
Minority interest income	36,026	42,965	—	2,709	—	—	28,780	110,480

(Loss) income before income taxes	$(373,560)	$(186,237)	$99,325	$(289,540)	$(408,515)	$(66,589)	$(119,353)	$(1,344,469)

Total assets at end of period	$11,597,285	$772,285	$901,151	$2,886,256	$538,675	$891,907	$3,050,616	$20,638,175

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

        The composition of "Corporate and other" for the year ended December 31, 2008 was as follows (in thousands):

	Immaterial businesses	Corporate activity	Consolidated affordable housing partnerships	Deferral of placement fees	Eliminations and other adjustments	Push down accounting adjustments	Total Corporate & other
Net interest income	$(2,221)	$(116,851)	$(32,421)	$8,575	$1,027	$(719)	$(142,610)
Noninterest income	4,915	157,321	50,727	(18,516)	(23,422)	12,667	183,692

Total revenue	2,694	40,470	18,306	(9,941)	(22,395)	11,948	41,082
Provision for loan losses	1,153	—	—	—	—	(2,295)	(1,142)

Net revenue	1,541	40,470	18,306	(9,941)	(22,395)	14,243	42,224
Noninterest expense	460	140,514	43,933	(9,941)	(22,395)	37,786	190,357

Income (loss) before minority interest and income taxes	1,081	(100,044)	(25,627)	—	—	(23,543)	(148,133)
Minority interest income	—	—	25,627	—	—	3,153	28,780

Income (loss) before income taxes	$1,081	$(100,044)	$—	$—	$—	$20,390	$(119,353)

Total assets at end of period	$38,279	$1,596,475	$1,144,794	$—	$—	$271,068	$3,050,616

        Financial results for the Company's business segments for the year ended December 31, 2007 were as follows (in thousands):

	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$287,500	$8,333	$(6,634)	$55,073	$36,908	$(5,423)	$(39,025)	$336,732
Noninterest income	155,382	209,905	403,756	156,576	52,006	51,392	(120,938)	908,079

Total revenue	442,882	218,238	397,122	211,649	88,914	45,969	(159,963)	1,244,811
Provision for loan losses	18,757	278	(87)	11,934	(362)	(2,416)	4,562	32,666

Net revenue	424,125	217,960	397,209	199,715	89,276	48,385	(164,525)	1,212,145
Noninterest expense	298,671	75,896	205,176	90,892	53,787	45,981	118,971	889,374

Income (loss) before minority interest and income taxes	125,454	142,064	192,033	108,823	35,489	2,404	(283,496)	322,771
Minority interest income (expense)	44,951	7,488	—	(2,476)	—	—	74,368	124,331

Income (loss) before income taxes	$170,405	$149,552	$192,033	$106,347	$35,489	$2,404	$(209,128)	$447,102

Total assets at end of period	$12,159,800	$1,050,576	$894,259	$2,789,044	$3 ,068,097	$1,084,783	$2,217,837	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

        The composition of "Corporate and other" for the year ended December 31, 2007 was as follows (in thousands):

	Immaterial businesses	Corporate activity	Consolidated affordable housing partnerships	Deferral of placement fees	Eliminations and other adjustments	Push down accounting adjustments	Total Corporate & other
Net interest income	$(2,681)	$(30,430)	$(35,062)	$7,803	$18,257	$3,088	$(39,025)
Noninterest income	12,803	32,179	35,197	(150,620)	(36,086)	(14,411)	(120,938)

Total revenue	10,122	1,749	135	(142,817)	(17,829)	(11,323)	(159,963)
Provision for loan losses	3	—	—	—	(245)	4,804	4,562

Net revenue	10,119	1,749	135	(142,817)	(17,584)	(16,127)	(164,525)
Noninterest expense	6,795	159,240	72,640	(142,817)	(17,584)	40,697	118,971

Income (loss) before minority interest and income taxes	3,324	(157,491)	(72,505)	—	—	(56,824)	(283,496)
Minority interest income	—	—	72,505	—	—	1,863	74,368

Income (loss) before income taxes	$3,324	$(157,491)	$—	$—	$—	$(54,961)	$(209,128)

Total assets at end of period	$42,167	$446,926	$1,508,608	$—	$—	$220,136	$2,217,837

        Financial results for the Company's business segments for the year ended December 31, 2006 were as follows (in thousands):

	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$231,647	$14,179	$(7,935)	$79,502	$27,584	$7,213	$(28,436)	$323,754
Noninterest income	403,387	236,414	406,653	168,917	64,643	(185,680)	(202,148)	892,186

Total revenue	635,034	250,593	398,718	248,419	92,227	(178,467)	(230,584)	1,215,940
Provision for loan losses	8,588	(788)	1,038	15,635	46,588	15,503	(11,948)	74,616

Net revenue	626,446	251,381	397,680	232,784	45,639	(193,970)	(218,636)	1,141,324
Noninterest expense	295,819	102,664	243,156	82,361	67,485	78,146	121,489	991,120

Income (loss) before minority interest and income taxes	330,627	148,717	154,524	150,423	(21,846)	(272,116)	(340,125)	150,204
Minority interest income (expense)	12,534	(5,075)	—	(46,164)	(1,338)	—	105,615	65,572

Income (loss) before income taxes	$343,161	$143,642	$154,524	$104,259	$(23,184)	$(272,116)	$(234,510)	$215,776

Total assets at end of period	$9,223,844	$870,847	$854,697	$1,972,717	$2,904,587	$2,285,308	$2,844,480	$20,956,480

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

        The composition of "Corporate and other" for the year ended December 31, 2006 was as follows (in thousands):

	Immaterial businesses	Corporate activity	Consolidated affordable housing partnerships	Deferral of placement fees	Eliminations and other adjustments	Push down accounting adjustments	Total Corporate & other
Net interest income	$(3,868)	$5,975	$(30,509)	$5,646	$18,722	$(24,402)	$(28,436)
Noninterest income	17,028	(24,868)	13,983	(129,623)	(34,596)	(44,072)	(202,148)

Total revenue	13,160	(18,893)	(16,526)	(123,977)	(15,874)	(68,474)	(230,584)
Provision for loan losses	1,281	1,500	—	—	(23,578)	8,849	(11,948)

Net revenue	11,879	(20,393)	(16,526)	(123,977)	7,704	(77,323)	(218,636)
Noninterest expense	6,248	172,548	55,119	(123,977)	7,747	3,804	121,489

Income (loss) before minority interest and income taxes	5,631	(192,941)	(71,645)	—	(43)	(81,127)	(340,125)
Minority interest income	—	—	71,645	—	—	33,970	105,615

Income (loss) before income taxes	$5,631	$(192,941)	$—	$—	$(43)	$(47,157)	$(234,510)

Total assets at end of period	$86,285	$490,428	$1,964,736	$—	$—	$303,031	$2,844,480

        Information concerning principal geographic areas is presented in the following table (in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006
	Net revenue	Long-lived assets	Net revenue	Long-lived assets	Net revenue	Long-lived assets
Ireland	$(341,562)	$90	$144,590	$39	$106,731	$(165)
Japan	(183,239)	3,334	152,253	3,305	113,015	3,949
Other	(88,755)	1,191	44,382	2,422	62,709	2,918

Total foreign	(613,556)	4,615	341,225	5,766	282,455	6,702
Total domestic	(58,141)	133,201	870,920	217,713	858,869	269,524

Total	$(671,697)	$137,816	$1,212,145	$223,479	$1,141,324	$276,226

        Net revenue for the year ended December 31, 2006 represents the mathematical combination of the Predecessor and Successor periods for comparative purposes.

        Net revenue consists of net interest income after provision for loan losses plus noninterest income. Long-lived assets consist of property and equipment, goodwill and intangible assets (including such assets classified as held for sale as of December 31, 2006). These items are attributed to geographic areas based on the location of the assets.

27. Regulatory Matters

        Certain subsidiaries of the Company are subject to GSE and the Department of Housing and Urban Development minimum net worth requirements. Failure to meet minimum the net worth requirements can result in the initiation of certain actions by these entities that, if undertaken, could

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

27. Regulatory Matters (Continued)

have a material adverse effect on the Company's consolidated financial statements. Management believes the Company was in compliance with these minimum net worth requirements as of December 31, 2008.

        Fannie Mae has established certain eligibility requirements that Capmark Finance must comply with as a condition of being a Fannie Mae DUS™ seller/servicer. Capmark Finance is exempt from complying with certain of these eligibility requirements for so long as the Company maintains an "Investment Grade Credit Rating," which means that its senior long-term unsecured debt rating is (i) BBB- or higher from S&P; or (ii) Baa3 or above from Moody's Investors Service or (iii) BBB- or above from Fitch Ratings (with the lowest rating prevailing if there is a split among the rating agencies). As of December 31, 2008, the Company maintained an Investment Grade Credit Rating with all three rating agencies. As a result of downgrades below an Investment Grade Credit Rating in the first quarter of 2009, the Company was required to seek Fannie Mae's consent to maintain its status as an approved DUS™ seller/servicer. The Company is in the process of seeking that consent but it is possible that the consent will not be granted and that Fannie Mae will terminate that status.

        Capmark Bank US and Escrow Bank must maintain minimum regulatory capital ratios to qualify as "well capitalized" under the capital rules of the FDIC. In addition, in connection with the Sponsor Transactions, the Company and both banks entered into capital maintenance agreements with the FDIC pursuant to which they have agreed to maintain a Tier 1 leverage ratio of not less than 8.0%. In June 2008, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and has received notice from the FDIC of termination of deposit insurance effective June 30, 2009. Until the termination of deposit insurance is effective, Escrow Bank remains subject to the FDIC capital rules. The following table summarizes the FDIC's regulatory capital ratio requirements for well-capitalized banks and regulatory capital ratios as of December 31, 2008 and 2007 for Capmark Bank US and Escrow Bank:

		December 31, 2008		December 31, 2007
	Ratios to qualify as "Well-Capitalized"	Capmark Bank US(1)	Escrow Bank	Capmark Bank US	Escrow Bank
Tier 1 leverage ratio	5.0% (2)	12.5%	16.0%	11.6%	61.9%
Tier 1 risk-based capital ratio	6.0%	13.3%	405.4%	12.2%	387.5%
Total risk-based capital ratio	10.0%	15.9%	405.4%	14.6%	387.5%

Note:

(1)
Consistent with its management's understanding of FDIC reporting requirements, Capmark Bank US has applied a 50% risk-weighting to a portion of its multi-family loan portfolio that meets certain criteria. After seeking clarification of risk-weighting guidelines with the FDIC, Capmark Bank US's multi-family loans will receive a 100% risk-weighting subsequent to December 31, 2008. If Capmark Bank US's multi-family loans were to receive a 100% risk-weighting as of December 31, 2008, its Tier 1 risk-based capital and Total risk-based capital ratios would have been 12.5% and 14.9%, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

27. Regulatory Matters (Continued)

(2)
The FDIC's minimum Tier 1 leverage ratio for a bank to remain well-capitalized is 5.0%. However, as noted above, the Company, Capmark Bank US and Escrow Bank have agreed to maintain a Tier 1 leverage ratio of not less than 8.0%.

        Capmark Bank Europe is required to comply with various laws, rules and regulations in Ireland. These requirements, among others, require Capmark Bank Europe to maintain certain capital adequacy and liquidity ratios calculated in accordance with applicable laws and related accounting standards in Ireland. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company's decision to end proprietary lending in Europe, Capmark Bank Europe is commencing cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe's banking activities will be completed and the banking license will be relinquished prior to June 30, 2009. Until it relinquishes its license, Capmark Bank Europe is required to comply with the capital adequacy and liquidity ratios described above.

        The following table summarizes Capmark Bank Europe's regulatory capital adequacy and liquidity ratios as of December 31, 2008 and 2007:

	Ratio minimum	December 31, 2008	December 31, 2007
Capital adequacy	15%	46.5%	63.5%
Liquidity(1)	100%	18,235.0%	113.0%

    Note:

    (1)
    Capmark Bank Europe is required to ensure that there are sufficient cash inflows to meet 100% of cash outflows within an eight day period (as defined by the Irish Financial Regulator.) The liquidity ratio was high as of December 31, 2008 due to limited cash outflows as a result of the impact of winding down banking activities.

        Capmark Securities Inc. is subject to the SEC's broker-dealer minimum net capital requirements. Capmark Securities net capital requirement was $250,000 as of December 31, 2008 and 2007. Capmark Securities net capital totaled $11.1 million and $21.3 million as of December 31, 2008 and 2007, respectively.

28. Earnings per Share

        The table below demonstrates how the Company has computed basic and diluted earnings per share. The denominator in the calculation below includes shares of common stock issued and sold to employees and non-employee directors, for the years ended December 31, 2008 and 2007 and for the period from March 23, 2006 to December 31, 2006, which are reported as mezzanine equity in the consolidated balance sheet. In connection with the Sponsor Transactions, each outstanding share of the

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

28. Earnings per Share (Continued)

Company's common stock was split into 412,803.348 shares. For comparative purposes, all periods presented have been adjusted to reflect this stock split.

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
	(In thousands, except per share amounts)
Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447
Basic (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Diluted (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Basic weighted average shares outstanding	431,672	433,071	431,899	412,803
Effect of dilutive shares	—	1,244	138	—

Diluted weighted average shares outstanding	431,672	434,315	432,037	412,803
Antidilutive shares(1)
Time-based stock options	25,800	23,084	37,211
Performance-based stock options	8,336	10,965	12,106

Total antidilutive shares	34,136	34,049	49,317

Note:

(1)
No potentially dilutive instruments were issued prior to March 23, 2006.

29. Summarized Financial Information of Unconsolidated Investments

        Summarized financial information underlying the Company's equity investments in affordable housing partnerships in the United States was as follows (in thousands):

	December 31, 2008	December 31, 2007
Total assets	$6,466,230	$7,455,872
Total liabilities	5,331,934	6,069,650
Total equity	1,134,296	1,386,222
Company's equity investment	786,512	942,176

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Total revenue	$703,298	$809,950	$727,571
Net loss	(232,775)	(274,235)	(293,303)
Company's equity in net loss	(15,858)	(46,712)	(55,012)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

29. Summarized Financial Information of Unconsolidated Investments (Continued)

        Summarized financial information underlying the Company's other equity-method investments was as follows (in thousands):

	December 31, 2008	December 31, 2007
Total assets	$6,036,937	$7,201,618
Total liabilities	2,362,415	2,811,983
Total equity	3,674,522	4,389,635
Company's equity investment	781,545	1,041,964

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Total revenue	$524,549	$1,091,999	$1,205,738
Net income (loss)	(726,839)	807,866	430,581
Company's equity in net income (loss)	(190,369)	102,730	122,854

        The summarized financial information presented above regarding the investees' total assets, total liabilities, total equity, total revenue and net income (loss) is derived from the latest financial statements available as of the Company's respective reporting dates. The latest available financial information generally lags the Company's reporting dates and periods. The Company estimates its equity income for the lag periods; therefore, there is not a direct correlation between the Company's recorded equity investment as of the reporting dates and the investees' total equity at their respective reporting dates. Also, the equity income recorded by the Company, as presented above and in the consolidated statement of operations (equity in (loss) income of joint ventures and partnerships), includes gains and losses on the disposition of equity investments.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

30. Quarterly Financial Data (unaudited)

        Quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands)

	2008
	Fourth	Third	Second	First
Interest income	$217,909	$227,861	$236,837	$276,978
Interest expense	172,523	188,360	184,260	215,875

Net interest income	45,386	39,501	52,577	61,103
Provision for loan losses	122,003	39,643	10,390	7,629

Net interest income after provision for loan losses	(76,617)	(142)	42,187	53,474
Noninterest income	(652,565)	39,175	116,015	(193,224)

Net revenue	(729,182)	39,033	158,202	(139,750)
Noninterest expense	200,755	173,952	199,935	208,610

(Loss) before minority interest and income tax provision (benefit)	(929,937)	(134,919)	(41,733)	(348,360)
Minority interest income	56,225	14,580	24,177	15,498

(Loss) income before income tax provision (benefit)	(873,712)	(120,339)	(17,556)	(332,862)
Income tax provision (benefit)	188,238	(30,890)	(29,045)	(120,003)

Net (loss) income	$(1,061,950)	$(89,449)	$11,489	$(212,859)

Basic net (loss) income per share	$(2.47)	$(0.21)	$0.03	$(0.49)
Diluted net (loss) income per share	(2.47)	(0.21)	0.03	(0.49)

	2007
	Fourth	Third	Second	First
Interest income	$343,363	$329,137	$281,275	$297,417
Interest expense	247,282	247,034	206,281	213,863

Net interest income	96,081	82,103	74,994	83,554
Provision for loan losses	9,235	11,721	5,391	6,319

Net interest income after provision for loan losses	86,846	70,382	69,603	77,235
Noninterest income	64,060	156,447	243,576	443,996

Net revenue	150,906	226,829	313,179	521,231
Noninterest expense	242,839	221,547	189,135	235,853

(Loss) income before minority interest and income tax (benefit) provision	(91,933)	5,282	124,044	285,378
Minority interest income (expense)	79,956	29,569	23,340	(8,534)

(Loss) income before income tax (benefit) provision	(11,977)	34,851	147,384	276,844
Income tax (benefit) provision	(786)	8,270	57,900	101,394

Net (loss) income	$(11,191)	$26,581	$89,484	$175,450

Basic net (loss) income per share	$(0.03)	$0.06	$0.21	$0.41
Diluted net (loss) income per share	(0.03)	0.06	0.21	0.41

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

31. Subsequent Events

        On February 26, 2009, Fitch Ratings downgraded the Company's long-term senior unsecured debt rating to B- from BBB- and maintained a negative rating outlook. On February 26, 2009, Moody's Investors Service downgraded the Company's long-term senior unsecured debt rating to Ba2 from Baa3 and placed the rating under review for further possible downgrade. On March 2, 2009 Standard & Poor's Ratings Services downgraded the Company's long-term senior unsecured debt rating to B+ from BBB- and maintained a negative rating outlook. On April 7, 2009, Moody's Investors Service downgraded the Company's long-term senior unsecured debt rating to B2 from Ba2 and kept the rating under review for further possible downgrade.

        Working with the majority of its bridge lenders, the Company has extended the maturity date of approximately 94% of its outstanding bridge loan from March 23, 2009 to April 9, 2009 and then to April 20, 2009. In connection with the bridge loan extensions, the Company paid the extending lenders a fee equal to 0.25% and 0.15% of the extended amount, respectively. The one non-extending bridge lender filed a complaint against the Company on April 3, 2009 in connection with the nonrepayment of the $48 million principal amount of the bridge loan held by such lender. The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion by the Company in connection with the non-repayment. The lender is seeking repayment of principal and interest due to it under the bridge loan agreement, damages and attorneys' fees and costs.

        The Company is currently in discussions with the lenders under its bridge loan agreement and senior credit facility regarding negotiating modifications to certain terms of both the senior credit facility and bridge loan agreement. As of April 20, 2009, lenders representing approximately 94% of the outstanding loans under the bridge loan agreement have agreed to extend the maturity date of the bridge loan to May 8, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive the Company's compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver its annual audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009. The Company paid the extending lenders a fee equal to 0.05% of the extended and waived amount.

        The Company has received correspondence from certain of the holders of its senior notes stating that they believe that the Company has defaulted under the terms of the indentures governing the senior notes by failing to timely file its Form 10-K for the year ended December 31, 2008. The Company has also received correspondence from certain of the holders of its senior notes and certain of the lenders under the senior credit facility that are not lenders under the bridge loan agreement requesting that the Company provide them with the information that it has provided to the bridge lenders and urging the Company to undertake a comprehensive debt restructuring.

32. Supplemental Financial Information

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

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$179,592	$2,718	$726,723	$(34,643)	$874,390
Investment securities—trading	1,302,945	119,987	34,452	—	1,457,384
Investment securities—available for sale	—	336,943	599,792	(92,768)	843,967
Loans held for sale	—	1,390,789	2,567,695	12,199	3,970,683
Loans held for investment	—	1,081,978	7,569,807	(443,805)	8,207,980
Real estate investments	—	18,415	1,827,032	(523)	1,844,924
Equity investments	33,985	276,191	1,271,807	(13,926)	1,568,057
Other assets	5,814,640	1,547,936	965,632	(6,457,418)	1,870,790
Investments in subsidiaries	2,352,985	(189,325)	—	(2,163,660)	—

Total assets	$9,684,147	$4,585,632	$15,562,940	$(9,194,544)	$20,638,175

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$2,273,125	$319,512	$849,518	$(131,397)	$3,310,758
Long-term borrowings	5,934,480	239,107	2,356,315	(247,067)	8,282,835
Deposit liabilities	—	—	5,690,930	—	5,690,930
Real estate syndication proceeds and related liabilities	—	—	1,258,743	—	1,258,743
Other liabilities	257,657	3,293,653	3,763,772	(6,625,458)	689,624

Total liabilities	8,465,262	3,852,272	13,919,278	(7,003,922)	19,232,890

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	89,144	121,331	(24,075)	186,400
Mezzanine Equity	72,851	—	—	—	72,851
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	187,943	(188,729)	413
Other stockholders' equity	1,145,621	643,430	1,334,388	(1,977,818)	1,145,621

Total stockholders' equity	1,146,034	644,216	1,522,331	(2,166,547)	1,146,034

Total liabilities and stockholders' equity	$9,684,147	$4,585,632	$15,562,940	$(9,194,544)	$20,638,175

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$7,421	$213,661	$1,215,670	$—	$1,436,752
Investment securities—trading	21,300	98,603	65,789	—	185,692
Investment securities—available for sale	—	373,590	635,358	(59,266)	949,682
Loans held for sale	—	2,453,401	5,582,228	(251,860)	7,783,769
Loans held for investment	—	981,655	6,123,644	(213,585)	6,891,714
Real estate investments	—	—	1,748,555	—	1,748,555
Equity investments	47,443	369,589	1,584,782	(17,674)	1,984,140
Other assets	8,040,133	1,505,763	2,039,532	(9,301,336)	2,284,092
Investments in subsidiaries	3,007,950	210,375	—	(3,218,325)	—

Total assets	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

Liabilities and Stockholders' Equity
Liabilities:
Short-term borrowings	$408,197	$842,032	$2,679,563	$(97,155)	$3,832,637
Long-term borrowings	7,035,619	—	1,467,185	(195,118)	8,307,686
Deposit liabilities	—	—	5,554,607	(2,000)	5,552,607
Real estate syndication proceeds and related liabilities	—	—	1,563,151	—	1,563,151
Other liabilities	1,071,380	3,801,712	5,653,202	(9,457,226)	1,069,068

Total liabilities	8,515,196	4,643,744	16,917,708	(9,751,499)	20,325,149

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	113,357	230,437	(13,598)	330,196
Mezzanine Equity	102,418	—	—	—	102,418
Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	124,206	(124,992)	413
Other stockholders' equity	2,506,220	1,448,750	1,723,207	(3,171,957)	2,506,220

Total stockholders' equity	2,506,633	1,449,536	1,847,413	(3,296,949)	2,506,633

Total liabilities and stockholders' equity	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$244,099	$333,370	$721,792	$(339,676)	$959,585
Interest expense	325,700	232,139	539,230	(336,051)	761,018

Net interest income	(81,601)	101,231	182,562	(3,625)	198,567
Provision for loan losses	—	10,626	180,271	(11,232)	179,665

Net interest income after provision for loan losses	(81,601)	90,605	2,291	7,607	18,902

Noninterest Income
Net (losses) gains	(263,242)	(405,580)	(487,595)	(2,519)	(1,158,936)
Other income	3,717	291,315	252,173	(78,868)	468,337

Total noninterest income	(259,525)	(114,265)	(235,422)	(81,387)	(690,599)

Net revenue	(341,126)	(23,660)	(233,131)	(73,780)	(671,697)

Noninterest Expense
Compensation and benefits	(52)	229,914	90,399	(16,394)	303,867
Other expenses	45,430	309,916	182,620	(58,581)	479,385

Total noninterest expense	45,378	539,830	273,019	(74,975)	783,252

(Loss) income before minority interest and income tax provision (benefit)	(386,504)	(563,490)	(506,150)	1,195	(1,454,949)
Minority interest income	—	36,434	74,788	(742)	110,480

(Loss) income before income tax provision (benefit)	(386,504)	(527,056)	(431,362)	453	(1,344,469)
Income tax provision (benefit)	85,491	(158,879)	105,655	(23,967)	8,300

(Loss) income before equity in net (losses) of subsidiaries	(471,995)	(368,177)	(537,017)	24,420	(1,352,769)
Equity in net (losses) of subsidiaries	(880,774)	(512,977)	—	1,393,751	—

Net (Loss) Income	$(1,352,769)	$(881,154)	$(537,017)	$1,418,171	$(1,352,769)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$420,674	$530,931	$865,528	$(565,941)	$1,251,192
Interest expense	456,463	377,302	630,485	(549,790)	914,460

Net interest income	(35,789)	153,629	235,043	(16,151)	336,732
Provision for loan losses	—	9,136	22,826	704	32,666

Net interest income after provision for loan losses	(35,789)	144,493	212,217	(16,855)	304,066

Noninterest Income
Net (losses) gains	(72,652)	98,437	(32,818)	19,668	12,635
Other income	32,266	442,720	456,858	(36,400)	895,444

Total noninterest income	(40,386)	541,157	424,040	(16,732)	908,079

Net revenue	(76,175)	685,650	636,257	(33,587)	1,212,145

Noninterest Expense
Compensation and benefits	16	290,836	123,727	(100)	414,479
Other expenses	47,493	291,638	203,401	(67,637)	474,895

Total noninterest expense	47,509	582,474	327,128	(67,737)	889,374

(Loss) income before minority interest and income tax (benefit) provision	(123,684)	103,176	309,129	34,150	322,771
Minority interest income	—	30,549	72,676	21,106	124,331

(Loss) income before income tax (benefit) provision	(123,684)	133,725	381,805	55,256	447,102
Income tax (benefit) provision	(46,134)	45,189	123,001	44,722	166,778

(Loss) income before equity in net earnings in subsidiaries	(77,550)	88,536	258,804	10,534	280,324
Equity in net earnings of subsidiaries	357,874	68,668	—	(426,542)	—

Net Income	$280,324	$157,204	$258,804	$(416,008)	$280,324

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Income
Period from March 23, 2006 to December 31, 2006
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$388,093	$429,157	$558,119	$(473,616)	$901,753
Interest expense	463,200	302,363	368,191	(474,240)	659,514

Net interest income	(75,107)	126,794	189,928	624	242,239
Provision for loan losses	45,937	18,026	9,106	516	73,585

Net interest income after provision for loan losses	(121,044)	108,768	180,822	108	168,654

Noninterest Income
Net (losses) gains	1,028	6,870	59,475	1,482	68,855
Other income	3,997	410,379	301,948	(29,659)	686,665

Total noninterest income	5,025	417,249	361,423	(28,177)	755,520

Net revenue	(116,019)	526,017	542,245	(28,069)	924,174

Noninterest Expense
Compensation and benefits	60	242,128	124,707	—	366,895
Other expenses	40,787	252,340	105,611	4,548	403,286

Total noninterest expense	40,847	494,468	230,318	4,548	770,181

(Loss) income before minority interest and income tax (benefit) provision	(156,866)	31,549	311,927	(32,617)	153,993
Minority interest (expense) income	—	(1,017)	40,235	14,090	53,308

(Loss) income before income tax (benefit) provision	(156,866)	30,532	352,162	(18,527)	207,301
Income tax (benefit) provision	(47,912)	6,804	97,733	6,532	63,157

(Loss) income before equity in net earnings in subsidiaries	(108,954)	23,728	254,429	(25,059)	144,144
Equity in net earnings of subsidiaries	253,098	68,196	—	(321,294)	—

Net Income	$144,144	$91,924	$254,429	$(346,353)	$144,144

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Income
Period from January 1, 2006 to March 22, 2006
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$91,279	$98,744	$174,297	$(110,629)	$253,691
Interest expense	69,816	115,040	97,711	(110,391)	172,176

Net interest income	21,463	(16,296)	76,586	(238)	81,515
Provision for loan losses	—	1,325	(294)	—	1,031

Net interest income after provision for loan losses	21,463	(17,621)	76,880	(238)	80,484

Noninterest Income
Net (losses) gains	(68)	1,819	47,812	(1,118)	48,445
Other income	(10,069)	91,780	18,230	(11,720)	88,221

Total noninterest income	(10,137)	93,599	66,042	(12,838)	136,666

Net revenue	11,326	75,978	142,922	(13,076)	217,150

Noninterest Expense
Compensation and benefits	—	104,596	24,420	—	129,016
Other expenses	11,244	64,122	32,837	(16,280)	91,923

Total noninterest expense	11,244	168,718	57,257	(16,280)	220,939

Income (loss) before minority interest and income tax provision (benefit)	82	(92,740)	85,665	3,204	(3,789)
Minority interest income	—	—	9,293	2,971	12,264

Income (loss) before income tax provision (benefit)	82	(92,740)	94,958	6,175	8,475
Income tax provision (benefit)	10	(37,281)	31,430	1,869	(3,972)

Income (loss) before equity in net earnings (losses) in subsidiaries	72	(55,459)	63,528	4,306	12,447
Equity in net earnings (losses) of subsidiaries	12,375	(5,012)	—	(7,363)	—

Net Income (Loss)	$12,447	$(60,471)	$63,528	$(3,057)	$12,447

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(306,367)	$225,325	$1,478,608	$(179,609)	$1,217,957

Investing Activities
Net decrease in restricted cash	—	7,876	74,780	—	82,656
Net (increase) decrease in investment securities—other	—	(21,135)	33,359	17,659	29,883
Net (increase) decrease in mortgage loans held for investment	—	(190,741)	(1,450,469)	166,981	(1,474,229)
Net decrease (increase) in real estate investments	—	4,015	17,487	(1,334)	20,168
Net decrease (increase) in equity investments	4,259	30,778	(10,611)	5,955	30,381
Other investing activities, net	—	(24,027)	(4,029)	(150)	(28,206)

Net cash provided by (used in) investing activities	4,259	(193,234)	(1,339,483)	189,111	(1,339,347)

Financing Activities
Net increase (decrease) in short-term borrowings	1,860,040	(333,971)	(1,889,965)	(34,243)	(398,139)
Net (decrease) increase in long-term borrowings	(1,031,103)	129,628	883,959	1,100	(16,416)
Net increase in deposit liabilities	—	—	1,607	2,000	3,607
Real estate syndication proceeds received	—	—	46,492	—	46,492
Other financing activities, net	(354,632)	(31,222)	386,379	(13,002)	(12,477)

Net cash provided by (used in) financing activities	474,305	(235,565)	(571,528)	(44,145)	(376,933)

Effect of Foreign Exchange Rates on Cash	(26)	407	18,235	—	18,616

Net Increase (Decrease) in Cash and Cash Equivalents	172,171	(203,067)	(414,168)	(34,643)	(479,707)
Cash and Cash Equivalents, Beginning of Period	7,421	205,785	991,271	—	1,204,477

Cash and Cash Equivalents, End of Period	$179,592	$2,718	$577,103	$(34,643)	$724,770

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2007
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(242,068)	$510,099	$(2,873,163)	$375,611	$(2,229,521)

Investing Activities
Net (increase) decrease in restricted cash	—	21,068	(378)	—	20,690
Net (increase) decrease in investment securities—other	31,384	(293,409)	450,230	52,447	240,652
Net (increase) decrease in loans held for investment	—	197,420	146,562	(5,151)	338,831
Net (increase) decrease in real estate investments	—	56,321	(412,682)	(343)	(356,704)
Net (increase) decrease in equity investments	45,265	(53,142)	(184,772)	15,757	(176,892)
Other investing activities, net	19,251	(107,741)	806	(71)	(87,755)

Net cash provided by (used in) investing activities	95,900	(179,483)	(234)	62,639	(21,178)

Financing Activities
Net (decrease) increase in short-term borrowings	(163,360)	292,094	620,330	(68,730)	680,334
Net (decrease) increase in long-term borrowings	469,793	(740,995)	107,304	(374,725)	(538,623)
Net (decrease) increase in deposit liabilities	—	—	2,516,650	125,000	2,641,650
Net (decrease) increase in real estate syndication proceeds	—	—	262,485	—	262,485
Other financing activities, net	(281,177)	319,655	13,995	5,333	57,806

Net cash provided by (used in) financing activities	25,256	(129,246)	3,520,764	(313,122)	3,103,652

Effect of Foreign Exchange Rates on Cash	3,105	(2,350)	24,965	—	25,720

Net (Decrease) Increase in Cash and Cash Equivalents	(117,807)	199,020	672,332	125,128	878,673
Cash and Cash Equivalents, Beginning of Period	125,228	6,765	318,939	(125,128)	325,804

Cash and Cash Equivalents, End of Period	$7,421	$205,785	$991,271	$—	$1,204,477

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Period from March 23, 2006 to December 31, 2006
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$367,081	$(934,536)	$170	$224,373	$(342,912)

Investing Activities
Net (increase) decrease in restricted cash	—	(4,777)	(69,699)	—	(74,476)
Net (increase) decrease in investment securities—other	—	(3,905)	(260,786)	(17,587)	(282,278)
Net (increase) decrease in loans held for investment	(7,787)	627,657	(1,871)	1	618,000
Net (increase) decrease in real estate investments	—	6,500	(98,560)	—	(92,060)
Net (increase) decrease in equity investments	9,979	147,038	(66,786)	(74,758)	15,473
Other investing activities, net	—	(84,978)	55,381	(2,158)	(31,755)

Net cash provided by (used in) investing activities	2,192	687,535	(442,321)	(94,502)	152,904

Financing Activities
Net (decrease) increase in short-term borrowings	(6,747,640)	(516,290)	727,677	(175,230)	(6,711,483)
Net (decrease) increase in long-term borrowings	6,335,302	14,566	305,265	(446)	6,654,687
Net (decrease) increase in deposit liabilities	—	—	(310,438)	—	(310,438)
Net (decrease) increase in real estate syndication proceeds	—	—	240,387	—	240,387
Other financing activities, net	170,058	728,031	(762,941)	(78,680)	56,468

Net cash (used in) provided by financing activities	(242,280)	226,307	199,950	(254,356)	(70,379)

Effect of Foreign Exchange Rates on Cash	77	(85)	3,586	(643)	2,935

Net Increase (Decrease) in Cash and Cash Equivalents	127,070	(20,779)	(238,615)	(125,128)	(257,452)
Cash and Cash Equivalents, Beginning of Period	(1,842)	27,544	557,554	—	583,256

Cash and Cash Equivalents, End of Period	$125,228	$6,765	$318,939	$(125,128)	$325,804

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Period from January 1, 2006 to March 22, 2006
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(688,356)	$(29,919)	$1,335,802	$(19,106)	$598,421

Investing Activities
Net (increase) decrease in restricted cash	—	(23,478)	(6,477)	—	(29,955)
Net (increase) decrease in investment securities—other	7	8,155	(24,856)	(3,042)	(19,736)
Net (increase) decrease in loans held for investment	—	140,492	112,688	712	253,892
Net (increase) decrease in real estate investments	—	606	29,750	—	30,356
Net (increase) decrease in equity investments	(16,995)	(8,446)	(74,433)	69,791	(30,083)
Other investing activities, net	(2,913)	(34,569)	15,122	—	(22,360)

Net cash (used in) provided by investing activities	(19,901)	82,760	51,794	67,461	182,114

Financing Activities
Net (decrease) increase in short-term borrowings	1,280,211	(111,195)	(409,925)	(169,999)	589,092
Net (decrease) increase in long-term borrowings	—	(60,228)	(354,420)	111,167	(303,481)
Net (decrease) increase in deposit liabilities	—	—	(832,766)	—	(832,766)
Net (decrease) increase in real estate syndication proceeds	—	—	73,927	—	73,927
Other financing activities, net	(574,369)	138,595	347,677	17,468	(70,629)

Net cash provided by (used in) financing activities	705,842	(32,828)	(1,175,507)	(41,364)	(543,857)

Effect of Foreign Exchange Rates on Cash	11	(174)	1,163	—	1,000

Net (Decrease) Increase in Cash and Cash Equivalents	(2,404)	19,839	213,252	6,991	237,678
Cash and Cash Equivalents, Beginning of Period	562	7,705	344,302	(6,991)	345,578

Cash and Cash Equivalents, End of Period	$(1,842)	$27,544	$557,554	$—	$583,256

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

        There were no changes in or disagreements with accountants on accounting and financial disclosure during the past two fiscal years.

Item 9A.    Controls and Procedures

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

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Controls over Financial Reporting

        Section 404 of the Sarbanes-Oxley Act requires that the management of public companies evaluate, and their independent registered public accountants report on, internal controls over financial reporting on an annual basis. We are not yet required to report on our internal controls over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect that we will be required to complete our initial internal controls assessment by the time of the filing of our Form 10-K for our fiscal year ending December 31, 2009.

        Prior to 2008, both we and our independent registered public accounting firm identified material weaknesses, as well as significant deficiencies, with respect to our internal controls over financial reporting in connection with the audits of our consolidated financial statements. Beginning in 2007, we undertook specific actions to remediate these weaknesses and deficiencies.

        As part of our efforts to address the identified weaknesses and deficiencies, emphasis was placed upon recruiting for key financial positions, which were filled during 2007 and 2008. We also initiated projects to improve financial processes and information flows and implement accounting policies and controls designed to facilitate company-wide compliance with proper interpretation and application of GAAP. As a result of these actions, we have sufficiently remediated the previously identified deficiencies with respect to our internal controls over financial reporting such that we no longer have a material weakness.

Item 9B.    Other Information

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth information concerning our executive officers and directors as of March 31, 2009 unless otherwise indicated.

Name	Age	Position
Jay N. Levine	47	President and Chief Executive Officer; Director
Thomas L. Fairfield	50	Executive Vice President, Secretary and General Counsel
William C. Gallagher	50	Executive Vice President and Chief Risk Officer
Barry S. Gersten*	45	Executive Vice President
Paul W. Kopsky, Jr.	44	Executive Vice President, Enterprise Controller and Chief Accounting Officer
Michael I. Lipson	58	Executive Vice President
Gregory J. McManus	45	Chief Financial Officer and Executive Vice President
Linda A. Pickles	38	Executive Vice President, Human Resources and Chief Administrative Officer
Dennis D. Dammerman	63	Chairman
Steven P. Baum	56	Director
Peter F. Bechen	60	Director
Edward A. Fox	72	Director
Bradley J. Gross	36	Director
John F. Grundhofer	70	Director
William C. Hall, Jr.	48	Director
Thomas A. Kendall	53	Director
Konrad R. Kruger	55	Director
Daniel M. Neidich	59	Director
Scott C. Nuttall	36	Director
Tagar C. Olson	31	Director
Rajinder Singh	47	Director

*
Mr. Gersten resigned from all positions with the Company and its subsidiaries effective as of April 23, 2009.

        The present principal occupations and recent employment history of each of the executive officers and directors listed above are as follows:

        Jay N. Levine has served as President and Chief Executive Officer and as a director of our Company since December 2008. Mr. Levine formerly was President, Chief Executive Officer and a member of the board of directors of RBS Global Banking & Markets, North America and Chief Executive Officer of RBS Greenwich Capital with responsibility for the company's institutional business in the United States, positions he had held since 2000. Previously, Mr. Levine was co-head of the Mortgage and Asset Backed Departments at RBS Greenwich Capital. Mr. Levine is currently a member of our Management Executive Committee and our Investment Committee.

        Thomas L. Fairfield has served as Executive Vice President, Secretary and General Counsel since March 2006. Prior to joining our Company, Mr. Fairfield was a partner at the law firm of Reed Smith LLP from September 2005 to March 2006 and prior to that at Paul, Hastings, Janofsky & Walker LLP from February 2000 to August 2005 and LeBoeuf, Lamb, Greene & MacRae, LLP, from January 1991 to February 2000, where his practice focused primarily on general corporate and securities law, mergers and acquisitions, corporate finance and financial services. Mr. Fairfield is currently a member of our Management Executive Committee, our Investment Committee and Asset/Liability Management Committee.

        William C. Gallagher has served as Executive Vice President and Chief Risk Officer since March 2009. Mr. Gallagher is responsible for credit and portfolio risk management. Prior to joining the Company, Mr. Gallagher was the Chief Credit Officer of RBS Sempra Commodities from November 2008 to February 2009 and Chief Credit Officer of RBS Greenwich Capital from September 1989 to October 2008. Mr. Gallagher is currently a member of our Management Executive Committee and our Investment Committee.

        Barry S. Gersten served as Executive Vice President with responsibility for Lending and Mortgage Banking and European Operations from November 2005 until his resignation in April 2009 and with responsibility for Investments and Funds Management Operations from April 2008 until his resignation in April 2009. Mr. Gersten was responsible for our Investments and Funds Management business and for the management of our lending and origination operations in North America and our European operations. Previously, Mr. Gersten was responsible for the co-management of our principal finance group and our Canadian lending operations. Prior to joining our Company in 1996, Mr. Gersten was a Vice President at Lehman Brothers, Inc. where he was a member of the firm's real estate and mortgage industries group.

        Paul W. Kopsky, Jr. has served as Executive Vice President, Enterprise Controller and Chief Accounting Officer since May 2007. Mr. Kopsky is responsible for our Company's accounting and technology operations. Prior to joining our Company, Mr. Kopsky served in various senior finance leadership positions with financial institutions including Reinsurance Group of America, Nationwide, MetLife Inc. and Conning/Swiss Re. Mr. Kopsky began his career in public accounting with KPMG in 1986 and earned his CPA designation. Mr. Kopsky is currently a member of our Management Executive Committee and Asset/Liability Management Committee.

        Michael I. Lipson has served as Executive Vice President with responsibility for Servicing since August 2000. In his current position, Mr. Lipson is responsible for the global management of our primary, master and special servicing operations. Prior to assuming his current position, Mr. Lipson held several positions with our Company including Senior Vice President and Position Manager for our Hospitality Industry Division and Asset-Backed Lending Division as well as the Southeastern Regional Manager in the Mortgage Banking unit. Mr. Lipson joined our Company in 1996, when we acquired Lexington Mortgage Company, a company that he founded in 1991. Mr. Lipson is a Certified Mortgage Banker. He is currently a member of our Management Executive Committee.

        Gregory J. McManus has served as Executive Vice President with responsibility for Capital Markets since January 2004 and assumed responsibility for our Affordable Housing operations in September 2006. In addition, in October 2007 Mr. McManus was appointed as our Chief Financial Officer. In his current position, Mr. McManus is responsible for accounting, treasury and managing the Affordable Housing group, our Asian operations and capital markets activity. Mr. McManus joined our Company in 1999 and served as Senior Vice President and Managing Director of the Mortgage Loan Sale and Trading Group. Prior to joining our Company, Mr. McManus was a vice president, team leader and commercial real estate lender at PNC Bank, N.A. Mr. McManus is currently a member of our Management Executive Committee, our Investment Committee and Chairman of our Asset/Liability Management Committee.

        Linda A. Pickles has served as Executive Vice President, Human Resources and Chief Administrative Officer since March 2007. In her current position, Ms. Pickles is responsible for our human resources, communications, facilities and community initiatives activities worldwide. Prior to assuming her current position, Ms. Pickles was appointed Executive Vice President, Human Resources in July 2003, with responsibilities for certain other administrative functions and before then served as

Senior Vice President, Human Resources. Ms. Pickles is a former director of Montgomery County Community College. Ms. Pickles is currently a member of our Management Executive Committee.

        Dennis D. Dammerman has served as a director of our Company since March 2006. Mr. Dammerman has served as Chairman of our board since December 2008 and was also Chairman of our board from March 2006 until March 2008, when he was appointed Lead Independent Director. In December 2005, Mr. Dammerman retired as the Vice Chairman and Executive Officer of the General Electric Company and the Chairman of General Electric Capital Services, Inc., positions he had held since 1998. Mr. Dammerman joined the General Electric Company after graduating from the University of Dubuque in 1967. He had financial assignments in several of that company's businesses before being named Vice President and Controller of GE Capital Corporation, formerly known as General Electric Credit Corporation, in 1979. In 1981, he became Vice President and General Manager of GE Capital's Commercial Financial Services Department and, later that year, of GE Capital's Real Estate Financial Services Division. He was appointed Senior Vice President for Finance of General Electric Company in 1984 and became a director of the company in 1994. He is currently a director of American International Group Inc. and BlackRock Inc.

        Steven P. Baum has served as a director of our Company since March 2006. Mr. Baum is a founding member of Five Mile Capital Partners, where he has been employed since 2003. Prior to founding Five Mile Capital Partners, Mr. Baum was an Executive Vice President with Paine Webber Inc. in New York City for approximately six years.

        Peter F. Bechen has served as a director of our Company since March 2006. Mr. Bechen is the President and Chief Executive Officer of Pacific Realty Associates, L.P., formerly known as Pacific Realty Trust, positions that he has held since 1979. Prior to joining Pacific Realty Trust in 1979, Mr. Bechen was employed by Bancorp Management Advisors, Inc. where he served as President from 1975 to 1979. Mr. Bechen is currently a director of ESCO Corporation and a member of the Industrial and Office Park Development Council of the Urban Land Institute.

        Edward A. Fox has served as a director of our Company since March 2006. Mr. Fox served as Chairman of SLM Corporation from August 1997 until May 2005. From 1992 until March 2007, Mr. Fox served as a director of Greenwich Capital Holdings, a subsidiary of The Royal Bank of Scotland plc. From May 1990 until September 1994, Mr. Fox was the Dean of the Amos Tuck School of Business Administration at Dartmouth College and from April 1973 until May 1990, he was President and Chief Executive Officer of the Student Loan Marketing Association. Mr. Fox is currently a director of Delphi Financial Group Inc.

        Bradley J. Gross has served as director of our Company since November 2008. Mr. Gross has been a managing director of Goldman, Sachs & Co. since 2007. From 2003 to 2007, he was a vice president at Goldman, Sachs & Co. He has been involved in transaction execution and investment management in both the United States and Japan. Mr. Gross joined Goldman, Sachs & Co. in the Real Estate Principal Investment Area in 1995 and joined the Principal Investment Area in 2000. Mr. Gross serves on the boards of directors of Aeroflex, Inc. and Griffon Corporation.

        John F. Grundhofer has served as a director of our Company since April 2006. Mr. Grundhofer has served as Chairman Emeritus of U.S. Bancorp since January 2003. Mr. Grundhofer served as Chairman of U.S. Bancorp from the merger of U.S. Bancorp and Firstar Corporation in February 2001 until December 2002. Prior to the merger of U.S. Bancorp and Firstar Corporation, Mr. Grundhofer served as the Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Grundhofer also serves as a director of The Donaldson Company, Inc., Securian Financial Group, Inc., BJ's Restaurants, Inc. and World Point Terminals Inc.

        William C. Hall, Jr. has served as a director of our Company since July 2008. Mr. Hall has served as the President and Chief Executive Officer of GMAC Commercial Finance since May 2006 and is responsible for overseeing its global operations. Mr. Hall joined GMAC Commercial Finance in 1999 as a co-founder of a predecessor organization and served as president of its European Operations division from August 2005 to May 2006 and as president of its Structured Finance division from March 2002 to August 2005. Prior to joining GMAC Commercial Finance, he was employed by Heller Financial and National Westminster Bank. Mr. Hall is currently a director of a number of companies within GMAC.

        Thomas A. Kendall has served as a director of our Company since March 2006. Mr. Kendall is a founding member of Five Mile Capital Partners, where he has been employed since 2003. Prior to founding Five Mile Capital Partners, Mr. Kendall served as Managing Director of Asset Management of Financial Security Assurance Inc. from November 1999 to February 2003. He is currently a member of the board of directors of Aviation Facilities Company.

        Konrad R. Kruger has served as a director of our Company since March 2006. Mr. Kruger is a founding member of Five Mile Capital Partners, where he has been employed since 2003. Prior to founding Five Mile Capital Partners, Mr. Kruger served as the Chief Executive Officer of the Corporate Bank for NatWest Bank and as a member of the NatWest Bank Management Committee. He served as a Co-Chief Executive Officer of Greenwich NatWest, the predecessor of Greenwich Capital, for a period of more than twelve years.

        Daniel M. Neidich has served as a director of our Company since March 2006. He is the Chairman and Co-Chief Executive Officer of Dune Capital Management, an investment firm he co-founded in October 2004. In December 2003, Mr. Neidich retired from his position as a Managing Director of Goldman, Sachs & Co., where he served as a member of the firm's management committee, co-head of the merchant banking division and Chairman of the investment committee of Whitehall Fund, a real estate investment fund. Mr. Neidich joined Goldman Sachs & Co. in 1978 in the real estate banking department. In 1984, Mr. Neidich became a partner of Goldman Sachs & Co. and in 1990 he became head of Goldman Sachs & Co.'s real estate department. In 1991, Goldman Sachs & Co., under Mr. Neidich's direction, raised the first Whitehall Fund to invest in real estate opportunities. Mr. Neidich is currently a Trustee of the Urban Land Institute, a member of the board of directors of General American Investors Company, Inc., a member of the board of directors and Secretary of the Real Estate Roundtable and serves on the international advisory board of the Real Estate Academic Initiative at Harvard University (where he was formerly Chairman) and the Columbia Business School's MBA Real Estate Program Advisory Board. Mr. Neidich also serves on the boards of directors of Prep for Prep and the New York University Child Study Center.

        Scott C. Nuttall has served as a director of our Company since March 2006. Mr. Nuttall has been a member of the general partner of Kohlberg Kravis Roberts & Co.("KKR") since 2005, having been employed by that firm since 1996. While a member of KKR, Mr. Nuttall's primary responsibilities have been identifying potential acquisition opportunities for private equity funds sponsored by KKR, negotiating and implementing these acquisitions and providing monitoring and consulting advice to portfolio companies following acquisitions. Mr. Nuttall was an executive at The Blackstone Group from 1995 to November 1996. He is currently a director of KKR Financial Holdings LLC, First Data Corporation and Legg Mason, Inc.

        Tagar C. Olson has served as a director of our Company since March 2006. Mr. Olson is currently an executive of KKR, where he has been employed since 2002. Prior to joining KKR, Mr. Olson was employed by Evercore Partners Inc., where he was involved in a number of private equity transactions and mergers and acquisitions. He is currently a director of Visant Corporation, KSL Holdings, First Data Corporation and Masonite International Corporation.

        Rajinder Singh has served as a director of our Company since July 2008. Mr. Singh has served as the Chief Credit Risk Officer for GMAC Financial Services since May 2008. Previously, Mr. Singh was the head of Global Analytics Services for Genpact from August 2007 to May 2008 and Chief Risk Officer—Americas for GE Consumer Finance from May 2003 to July 2007.

Board Composition

        Our board of directors currently consists of fourteen directors, each of whom holds office until the earlier of our next annual meeting of stockholders when a successor is elected and duly qualified and the director's death, resignation or removal from office. Under the Stockholders Agreement we entered into with our Sponsors and GMAC in connection with the Sponsor Transactions, our Sponsors have the right to designate a specified number of directors (constituting a majority of our board of directors) and GMAC has the right to designate two persons to serve on our board of directors. See "Certain Relationships and Related Person Transactions—Stockholders Agreement" included in Item 13 of this Annual Report on Form 10-K.

Audit Committee Financial Expert

        Our Audit Committee currently consists of Messrs. Fox, Grundhofer, Kendall and Olson. Mr. Fox serves as the chairman of the committee. The board of directors has determined that Mr. Fox is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that Messrs. Fox and Grundhofer meet the independence requirements of Rule 10A-3 of the Exchange Act and New York Stock Exchange listing standards.

        The Audit Committee is responsible for, among other things, assisting our board of directors with its oversight of (1) the integrity of our financial statements, (2) the qualifications and independence of our independent accountants, (3) the performance of our disclosure controls and procedures, our internal audit function and our independent accountants, (4) our accounting and financial reporting processes, audits of our financial statements and the adequacy of our internal accounting and financial control systems and reporting processes, and (5) our compliance with our ethics policies and certain legal and regulatory requirements.

Code of Ethics

        All of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, are subject to our Code of Ethics for Officers, Directors and Employees. In addition, our principal executive officer, principal financial officer and principal accounting officer and controller, or persons performing similar functions, are subject to our Code of Ethics for CEO and Senior Financial Officers. These documents are filed as exhibits to this Annual Report on Form 10-K. Copies of these documents are also available in print to any holder who submits a request to Capmark Financial Group Inc., 116 Welsh Road, Horsham, PA 19044, Attention: Corporate Secretary. We intend to disclose any amendment to, or waiver from, our Codes of Ethics by filing a Form 8-K with the SEC.

Director Nominations

        There were no material changes to the procedures by which holders of our common stock may recommend nominees to our board of directors during 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

Overview

        This Compensation Discussion and Analysis describes our compensation philosophy, objectives and methodologies for achieving our objectives, including the determination of compensation for our executive officers, which group includes our named executive officers, in 2008. Although the general economic and market conditions, including conditions in the capital markets, were challenging and resulted in adverse effects on our business in 2008, our overall compensation philosophy has remained similar to the previous year. However, given the turmoil in the commercial real estate market, stock-based compensation and bonuses were not part of our compensation for executive officers in 2008. See "—Executive Compensation—Summary Compensation Table" for a list of our named executive officers and additional information concerning their compensation for 2008, 2007 and 2006.

Overall Compensation Philosophy

        Our executive compensation program is designed to attract, retain and motivate top executive talent in each of our three lines of business while aligning the interests of such executives with the interests of our stockholders. To that end, compensation packages we provide may include both cash and stock-based compensation that recognize and reward individual contributions as measured against our financial and operational goals. Our executive compensation packages are generally intended to reward achievement of both short- and long-term business goals. Our executive compensation packages include a base salary and may include annual bonuses, equity incentive compensation consisting of stock options and the right to purchase our common stock or, in certain cases, other specifically-tailored cash incentive programs.

Role of Executive Development and Compensation Committee

        The Executive Development and Compensation Committee is responsible for establishing and overseeing our executive compensation program. In connection with its duties, the Executive Development and Compensation Committee periodically reviews and evaluates the relationship between our executive compensation program and our performance. The Executive Development and Compensation Committee considers, among other things, the following factors in making decisions regarding executive compensation:

  •
  our compensation philosophy;

  •
  our financial and operational performance relative to peers and industry standards;

  •
  alignment of executive interests with stockholder interests;

  •
  total compensation and the combination of compensation elements; and

  •
  ability to attract, retain and motivate executives.

        The Executive Development and Compensation Committee also develops the individual and corporate goals and objectives relevant to the compensation of our Chief Executive Officer. Furthermore, to ensure consistency with our compensation philosophy, the interests of our stockholders and our business goals, the Executive Development and Compensation Committee, together with our Chief Executive Officer, reviews, determines and approves the compensation for our executive officers.

Role of Management

        Our management assists the Executive Development and Compensation Committee in making compensation determinations in various ways. Our Chief Executive Officer, Mr. Levine, assesses the performance of the other executive officers, including the other named executive officers, and recommends their compensation to the Executive Development and Compensation Committee. In addition, Mr. Levine and Ms. Pickles, our Executive Vice President and Chief Administrative Officer, develop proposals regarding changes in compensation for review and approval by the Executive Development and Compensation Committee. They also assist the Executive Development and Compensation Committee by providing data which is helpful in the evaluation and implementation of compensation proposals and programs. Ms. Pickles provides recommendations and insights regarding market practices, analyses and other considerations related to executive compensation to the Executive Development and Compensation Committee.

        The Executive Development and Compensation Committee established a pool consisting of 1.5 million shares of our common stock and options to purchase an additional 3 million shares of our common stock that may be awarded to our employees other than our executive officers under the 2006 Equity Plan for Key Employees of Capmark Financial Group Inc and its Affiliates (our "2006 Equity Plan"). From time to time, our Chief Executive Officer makes recommendations to the Executive Development and Compensation Committee regarding the award of our common stock and stock options to our employees and our executive officers. The Executive Development and Compensation Committee must approve any award of our common stock or stock options from the designated pool or to any executive officer. The purchase price of our common stock and the exercise price of our stock options awarded to our employees, including executive officers, are each equal to the fair market value of our common stock as of the date of the award as determined by our board of directors.

Role of Compensation Consultant and Other Advisors

        Neither our Company nor the Executive Development and Compensation Committee has any contractual relationship with any compensation consultant. Periodically, however, our Company, through our Human Resources department, engages professional compensation consultants to assist with specific requests regarding compensation. In particular, in 2008, we obtained advice relating to market-based compensation practices in our industry and relevant to our businesses. In addition, we, from time to time, seek advice from legal counsel regarding specific legal issues and developments in laws and regulations relating to compensation matters.

2008 Executive Compensation Components

        During 2008, our compensation program included the following components:

  •
  base salary;

  •
  discretionary cash bonuses;

  •
  our 2006 Equity Plan for Key Employees (see "—Equity Plan for Key Employees");

  •
  the 401(k) Plan; and

  •
  perquisites and personal benefits.

        Collectively, the variety of the types of compensation we can provide to our executive officers gives us the tools and flexibility to reward and retain the talent and experience needed to be competitive in each of the three lines of business we conduct.

Base Salary

        Base salaries for our named executive officers depend on the level of responsibility of the position, experience of the executive, performance of the executive and our objectives. In addition, we evaluate salaries paid in the competitive marketplace for executive talent and compare base salaries for comparable positions at other companies.

        We monitor base salaries and make adjustments from time to time based upon the performance of our Company, the executive and the lines of business for which the executive has responsibility. Both financial and non-financial performance measures are considered when determining whether any adjustment is warranted. If a named executive officer has responsibility for a particular business unit, the financial results of that unit are also considered. In addition, some of our named executive officers have employment agreements which specify the executive's base salary and certain other compensation. See "—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements."

Discretionary Cash Bonuses

        In the beginning of 2008, pursuant to our Discretionary Bonus Plan, the Executive Development and Compensation Committee established a preliminary target discretionary cash bonus pool for all of our employees, including our executive officers. The Executive Development and Compensation Committee developed targets for both a percentage of our projected net income for 2008 to be used in calculating the discretionary cash bonus pool and targeted aggregate dollar amount for the discretionary cash bonus pool. As the year progressed, the estimate was adjusted downward as a result of our operating losses. Due to the reported net losses in 2008, the calculation of the bonus pool was $0 based upon the formula using a percentage of our net income. However, the Executive Development and Compensation Committee has the sole discretion to determine the size of the bonus pool and opted to exercise that discretion in order to award bonuses to certain non-executive employees. Shortly following the end of our 2008 fiscal year, Mr. Levine and Ms. Pickles presented their recommendations to the Executive Development and Compensation Committee with respect to the size of the bonus pool, following which the Executive Development and Compensation Committee determined the size of the final bonus pool.

        For our employees other than executive officers, each of our executive officers submitted to Mr. Levine and Ms. Pickles a request and recommendation regarding discretionary bonuses for employees within their respective business units. Mr. Levine reviewed and approved the final allocation of the discretionary bonus pool to each of our business units for distribution by their respective executives to eligible employees for 2008. In approving the final allocation, Mr. Levine took into account the following considerations: (1) the portion of our revenue attributable to each business unit, (2) cost-saving, performance-enhancing contributions attributable to business units not expected to generate revenue, (3) regulatory and risk-related factors, (4) comparative data and other information about the markets in which each business unit operates and (5) such other facts and circumstances as he determined to be relevant in his business judgment.

        For our executive officers, including our named executive officers, Mr. Levine recommended to the Executive Development and Compensation Committee that there be no discretionary cash bonuses for 2008. In making his recommendation, Mr. Levine considered the decline in our operating results for 2008 and the results of the individual operating units. Taking Mr. Levine's recommendations into account and separately evaluating the same factors that Mr. Levine considered, the Executive Development and Compensation Committee concurred with Mr. Levine's recommendation and determined that there would be no discretionary cash bonuses paid to our executive officers, including our named executive officers.

Equity Plan for Key Employees

        Our 2006 Equity Plan was adopted by our stockholders on March 23, 2006. Our 2006 Equity Plan authorizes the grant of stock-based awards to our employees and non-employee directors. The purposes of our 2006 Equity Plan include:

  •
  promoting our long-term interests and growth by attracting and retaining management and other personnel who have the training, experience and ability to make a substantial contribution to the success of our business;

  •
  motivating members of our management by providing them with growth-related incentives to achieve our long-term goals; and

  •
  further aligning the interests of participants with the interests of our stockholders by creating opportunities for increased stock and stock-based ownership in our Company.

See "—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—2006 Equity Plan."

401(k) Plan

        Our U.S. employees, including the named executive officers, are eligible to participate in the Capmark Financial Group Inc. Savings Incentive Plan, or the "401(k) Plan." The 401(k) Plan is a defined contribution, tax-qualified retirement savings plan. Eligible employees are able to contribute between 1% and 99% of their eligible compensation up to the limits prescribed by the Internal Revenue Service. Our Company makes a retirement contribution equal to 3% of eligible compensation up to the prescribed Internal Revenue Service limits to all eligible employees ("Company Contribution"), which we make even if the employee does not contribute to the 401(k) Plan. Employees are immediately 100% vested in the employee's contributions as well as the Company Contribution. In addition, after the employee's first year of service with our Company, we will match the employee's contribution dollar for dollar, up to a maximum of 6% of eligible compensation or $3,000 in any one calendar year ("Matching Contribution"). The Matching Contribution vests equally in 20% increments over a period of five years commencing on the employee's hire date. In addition, our Company may make discretionary profit sharing contributions to the 401(k) Plan for a calendar year to eligible employees. Profit sharing contributions, if any, vest equally in 20% increments over a period of five years commencing on the employee's hire date. To date, the Company has not made any profit sharing contributions to the 401(k) Plan.

        Other than the 401(k) Plan, we do not operate any pension or retirement plan that receives contributions from or provides any additional retirement benefits to our named executive officers.

Perquisites and Personal Benefits

        In 2008, we provided perquisites and other personal benefits intended to attract, motivate and retain our executive officers, including the named executive officers. Personal benefits and perquisites constituted only a small percentage of each named executive officer's total compensation except for certain items received by Mr. Lin while employed by the Company as a U.S. citizen serving as an expatriate in Japan. See "—Executive Compensation—Summary Compensation Table." Examples of the perquisites and personal benefits we provided in 2008 include: relocation expenses, legal fees, auto allowance, housing allowance and tax gross-up payments. We do not currently provide any other significant personal benefits or perquisites to any of our named executive officers that are not also provided to all of our employees. The Executive Development and Compensation Committee, with input and recommendations from Ms. Pickles, our Executive Vice President and Chief Administrative Officer, will review future proposals to provide perquisites and personal benefits, if any, for our executive officers.

Stock Ownership Guidelines

        We do not currently have a formal stock ownership requirement for our executive officers. However, each of our named executive officers, other than Mr. Levine, owns shares of our common stock and options to purchase our common stock.

Severance and Change in Control Payments

        Termination without Cause.    Our executive officers, other than Mr. Levine, are eligible to participate in the Capmark Financial Group Inc. Severance Pay Plan which generally grants to all of our full-time employees specified salary continuation benefits if they are terminated by us without cause. Benefits payable under the plan to our salaried employees are generally equal to three weeks of annual salary for each year of employment with our Company, with a minimum benefit of six weeks of annual salary and a maximum benefit of forty weeks of annual salary. In March 2009, we amended the plan to provide that the benefit payable under the plan to our executive officers, other than Mr. Levine, is equal to one year of annual salary. Severance payments to our employees, including our executive officers, are contingent upon their signing of a release and waiver of claims against our Company. Certain of our executive officers also participated in a pooled incentive compensation plan that includes a deferred payment feature which was established as an incentive for continued employment. Contributions to the plan were discontinued in 2006 and the final payouts under the plan were made in the first quarter of 2009.

        We believe that the limited severance payments to our executive officers provide a reasonable overall severance benefit. The severance pay plan is limited in scope and bases payment on the general level of compensation earned during the time the executive officer has been employed by our Company.

        Change in Control.    Executive officers are entitled to an acceleration of unvested stock options upon a change in control, partly dependent on the achievement of performance criteria by our Sponsors. See "—Potential Payments Upon Termination or Change in Control."

        The acceleration of vesting of equity awards on a change in control helps ensure that, if a potential change in control arises, our executive officers can act in the best interests of all the stockholders without the distraction that would result from any concern regarding the effects a change in control could have on their personal situations. Given that all named executive officers other than Mr. Levine purchased a significant amount of the Company's stock in connection with and since the Sponsor Transactions and, that such purchases of common stock were accompanied by matching grants of stock options, each named executive officer has an interest in protecting the value of his stock options, which may be significantly impacted by policies of an acquiring entity following a change in control. Automatic vesting of all or a portion of stock options on the occurrence of a change in control mitigates the risks to the Company's executive officers associated with a change in control, and aligns stockholder interests with those of the executives whose stock options will have greater value in a transaction that creates more value to the stockholders. Further, we believe such an arrangement is consistent with market practice and necessary for us to be competitive in attracting and retaining talent in our industry.

Relationship Among Compensation Components

        In reviewing compensation, the Executive Development and Compensation Committee examines each component of compensation within the context of each executive's overall compensation package, taking into consideration the recommendations of the Chief Executive Officer, the Chief Administrative Officer and/or compensation consultants. There is no formulaic relationship between the components of compensation. Rather, consistent with our compensation philosophy to provide packages designed to attract, retain and motivate exceptional performance by our executives, the relationship of the compensation components to each other is intended to be complementary, with each element playing an important role in the overall compensation package awarded to the executive.

        For our executive officers, including our named executive officers, the Executive Development and Compensation Committee generally balances the award of cash compensation between a fixed base salary and a discretionary bonus so that a significant portion of the cash compensation is contingent upon our results of operations and therefore "at risk" for the executive officers. The factors considered by our Chief Executive Officer in his recommendations to the Executive Development and Compensation Committee are detailed above under "—Discretionary Cash Bonuses." Due to the decline in our Company's operating results, no executive officer received a discretionary cash bonus for 2008.

        As a means of aligning the interests of our executive officers with the interests of our stockholders, we generally believe that executive officers should have a significant and continuing equity interest in our Company. As a result, we encourage our executives to purchase common stock and we grant options to purchase additional shares of common stock in connection with their purchases of common stock. Stock options are granted at an exercise price equal to the fair market value of our stock on the grant date. Options to purchase common stock will normally not be exercised by the holder if the stock price does not increase after the grant date. Additionally, the stock options have both performance- and time-based vesting schedules, incentivizing executives to both meet the performance criteria and remain at our Company in order to meet the vesting requirements. As a result, stock option awards are designed to both encourage stock ownership and to reward executives for increases in the value of our Company. Due to market conditions and our operating losses in 2008, executive officers who joined our Company in 2008 and during the first quarter of 2009 did not purchase common stock and do not currently have an equity interest in our Company. Subject to the approval of the Executive Development and Compensation Committee, those executive officers may purchase common stock at a later date once market conditions normalize.

        Decisions regarding personal benefits and perquisites do not influence decisions regarding other compensation elements. We believe that the perquisites and other personal benefits available to our executive officers are customary offerings for persons in key executive positions in our industry and, as such, are necessary for employment with us to remain competitive with other opportunities. Additionally, the severance benefits available to our executive officers are not related to other components of compensation. Finally, benefits in connection with a change in control consist entirely of an acceleration of unvested stock options, partly dependent on the achievement of performance criteria by our Sponsors. This decision regarding treatment of equity awards is unrelated to the other elements of compensation described above.

Compensation Committee Interlocks and Insider Participation

        The compensation levels of our executive officers are determined by our Executive Development and Compensation Committee as described above. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer is a member of our Executive Development and Compensation Committee. Mr. Dammerman purchased shares of our common stock and is party to an Independent Director Stockholder's Agreement and Independent Director Sale Participation Agreement. Mr. Dammerman also holds options to purchase our common stock and is party to an Independent Director Stock Option Agreement. The terms of these agreements are described under "Certain Relationships and Related Person Transactions—Management Stockholder's Agreements; Stock Option Agreements; Sale Participation Agreements." In addition, each of Messrs. Kruger and Nuttall is an affiliate of one of our Sponsors. Our Sponsors and GMAC earn an annual management fee and reimbursement of certain expenses pursuant to a management agreement included in Item 13 of this Annual Report on Form 10-K.

Report of the Compensation Committee

        The Executive Development and Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Executive Development and Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2008.

        The Capmark Financial Group Inc. Executive Development and Compensation Committee:

    Scott C. Nuttall
    Dennis D. Dammerman
    Konrad R. Kruger
    William C. Hall, Jr.
    Bradley J. Gross

Summary Compensation Table

        The following table provides summary information concerning compensation paid to or accrued by us on behalf of our current and former Chief Executive Officers, our Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities on December 31, 2008 and one of our former executive officers who was no longer employed by us on December 31, 2008, collectively known as our named executive officers, for services rendered to us during the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards(1) ($)		All Other Compensation ($)		Total ($)
Jay N. Levine(2)	2008	326,923		—	—	—		17,790	(3)	344,713
President, Chief Executive Officer and Director
William F. Aldinger III(4)	2008	1,549,039	(5)	—	—	3,365,479	(6)	4,018,433	(7)	8,932,951
Former Chairman, President and	2007	1,500,000		—	—	7,400,000		6,750		8,906,750
Chief Executive Officer	2006	876,923		—	—	4,034,521		81,758		4,993,202
Gregory J. McManus	2008	500,000		—	—	229,895		73,887	(8)	803,782
Executive Vice President and Chief Financial Officer	2007	500,000		3,000,000	—	200,103		84,750	(9)	3,784,853
D. Steven Lin(10)	2008	424,039		—	—	84,497		3,392,056	(11)	3,900,592
Former Executive Vice President	2007	500,000		2,000,000	—	315,743		3,332,933	(12)	6,148,676
	2006	243,333		2,800,000	—	223,229		2,533,498	(13)	5,800,130
Morgan G. Earnest, II(14)	2008	500,000		—	—	345,212		13,800	(15)	859,012
Former Executive Vice President
Barry S. Gersten(16)	2008	500,000		—	—	348,430		9,900	(17)	858,330
Former Executive Vice President	2007	500,000		4,000,000	—	315,743		9,750		4,825,493
	2006	268,462		2,700,000	—	223,299		7,950		3,199,711
Linda A. Pickles	2008	400,000		—	—	108,092		233,536	(18)	741,682
Executive Vice President, Human Resources and Chief Administrative Officer

Notes:

(1)
Dollar amounts in this column reflect the compensation expense recognized by our Company in 2008, 2007 and 2006, respectively, for financial statement reporting purposes with respect to outstanding stock options under SFAS No. 123R excluding estimates of forfeitures related to service-based vesting conditions. These values have been determined based on the assumptions set forth in Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Mr. Levine was appointed as our President and Chief Executive Officer on December 4, 2008.

(3)
This amount was paid to Mr. Levine for reimbursement of legal fees incurred by Mr. Levine in connection with the negotiation of his employment agreement.

(4)
Mr. Aldinger resigned as our President and Chief Executive Officer effective as of December 4, 2008.

(5)
This amount includes $141,346 paid to Mr. Aldinger for paid time off accrued as of the date of his termination, as required by our policy and California wage laws.

(6)
At the time of his resignation, Mr. Aldinger forfeited 4,000,000 unvested options with an exercise price of $5.00.

(7)
This amount includes: $1,738,433 for gross-up of taxes, $9,900 for the portion of our 2008 contributions to the 401(k) Plan benefiting Mr. Aldinger and $2,280,000 in severance pay. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Agreement with Former Chief Executive Officer."

(8)
This amount includes: a housing allowance of approximately $59,230, a tax gross-up of approximately $2,175 related to our payments in connection with certain relocation expenses, moving expenses of $2,575 and our 2008 contribution of $9,900 to the 401(k) Plan benefiting Mr. McManus.

(9)
This amount includes a tax gross-up of approximately $15,650 related to our payments to Mr. McManus in connection with certain relocation expenses.

(10)
Mr. Lin resigned as our Executive Vice President, effective as of September 30, 2008.

(11)
This amount includes a $600,000 deferred payment under the pooled incentive compensation plan paid to Mr. Lin in February 2009. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Letter of Understanding with former Executive Vice President, Asian Operations." In addition, Mr. Lin received compensation in 2008 attributable to his expatriate status as a U.S. citizen based in Japan. This amount includes: a payment of approximately $2,432,000 for non-U.S. taxes, a net housing allowance of approximately $240,000, utilities expenses, tuition and school fees, tax preparation fees and club membership fees. The total amount in the column for "All Other Compensation" also includes a gross-up for taxes of approximately $40,750, a cost of living allowance of approximately $26,800 and $9,400 representing the portion of our 2008 contribution to the 401(k) Plan benefiting Mr. Lin.

(12)
Mr. Lin received compensation in 2007 attributable to his expatriate status as a U.S. citizen based in Japan. This amount includes a gross-up for taxes of approximately $48,400.

(13)
Mr. Lin received compensation in 2006 attributable to his expatriate status as a U.S. citizen based in Japan. This amount includes a gross-up for taxes of approximately $903,201.

(14)
Mr. Earnest resigned as our Executive Vice President, effective as of March 20, 2009.

(15)
This amount includes: an auto allowance of $3,900 and $9,900 representing the portion our 2008 contribution to the 401(k) Plan benefiting Mr. Earnest.

(16)
Mr. Gersten resigned as our Executive Vice President, effective as of April 23, 2009.

(17)
This amount reflects our 2008 contribution to the 401(k) Plan benefiting Mr. Gersten.

(18)
This amount includes: moving expenses of $116,000, a housing allowance of $56,500, a tax gross-up of approximately $51,100 related to our payments in connection with certain relocation expenses and our 2008 contribution of $9,900 to the 401(k) Plan benefiting Ms. Pickles.

Grants of Plan-Based Awards for 2008

        The following table provides supplemental information relating to grants of plan-based awards in 2008 to help explain information provided above in our Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards(3) ($/Share)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Jay N. Levine	—	—	—	—	—
William F. Aldinger III	—	—	—	—	—
Gregory J. McManus	4/25/2008	—	50,000	6.11	103,076
D. Steven Lin	—	—	—	—	—
Morgan G. Earnest, II	4/9/2008	—	50,000	6.11	99,532
Barry S. Gersten	3/27/2008	—	65,000	6.11	126,474
Linda A. Pickles	3/25/2008	—	49,099	6.11	95,535

Notes:

(1)
We did not award any grants of our common stock to any of our named executive officers in the year ended December 31, 2008. However, each named executive officer was previously given the opportunity to enter into a management stockholder's agreement to purchase shares of our common stock for a per share price equal to the then-current fair value price as determined by our board of directors. See "Certain Relationships and Related Person Transactions." As of December 31, 2008, our named executive officers had purchased and held the following number of shares of our common stock:

Number of Shares
Jay N. Levine	—
William F. Aldinger III	—
Gregory J. McManus	490,000
D. Steven Lin	—
Morgan G. Earnest, II	750,000
Barry S. Gersten	765,000
Linda A. Pickles	219,099
(2)
The stock option grants were made in connection with the purchase of a corresponding number of shares of common stock or hypothetical shares by each named executive officer. The stock option grants are 2/3 time-based vesting and 1/3 performance-based vesting.

(3)
In each case, the exercise or base price is equal to the fair market value of the common stock on the date of the grant as determined by our board of directors.

(4)
The amounts shown in this column represent the grant date fair value of the awards in accordance with SFAS No. 123R. These values have been determined based on the assumptions set forth in Note 20 to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Stock Option Grants, Exercises and Holdings

        In connection with the Sponsor Transactions, on March 23, 2006, we adopted our 2006 Equity Plan under which we have granted stock options. As of December 31, 2008, there were approximately 257 employees and directors, including executive officers, participating in our 2006 Equity Plan. The options granted under our 2006 Equity Plan include a combination of time-based options and performance-based options.

        An aggregate of 34,135,463 shares of our common stock underlie the stock options that we have granted and that remained outstanding as of December 31, 2008, of which approximately 6,215,531 shares of our common stock underlie the outstanding stock options that were granted to our executive officers as a group. All of these stock options are subject to the terms of our 2006 Equity Plan, a stock option agreement entered into with the relevant holder, a management stockholder's agreement and a sale participation agreement. The management stockholder's agreements, the stock option agreements and the sale participation agreements that we have entered into with the recipients of the awards are described under Item 13 of this Annual Report on Form 10-K.

        The time-based options generally vest and become exercisable ratably on each of the first five anniversaries of the option grant date except as otherwise determined by our board of directors. The performance-based options vest and become exercisable ratably at the end of each of the first five fiscal years occurring after the option grant date, except as otherwise determined by our board of directors, only if we achieve certain return on equity performance targets. If a performance target is missed in any one year, but in a subsequent year the cumulative performance target specified in the award agreement is achieved, all performance-based options that did not vest in a prior year will vest and become exercisable, as if all prior annual targets had been met. In addition, subject to certain limitations, the time-based and performance-based options are subject to accelerated vesting upon the occurrence of a change in control. The options generally expire upon the earlier of ten years from the date of issuance and a specified date following the termination of the holder's employment. As of December 31, 2008, no performance-based options have vested.

2006 Equity Plan

        As discussed under "—Executive Compensation—Compensation Discussion and Analysis," our 2006 Equity Plan authorizes the grant of stock-based awards to our employees and non-employee directors. Our Executive Development and Compensation Committee is responsible for administering our 2006 Equity Plan. In that capacity, that committee is authorized to designate the individuals who may participate in the plan and determine the types, number, terms and conditions of awards granted under the plan, including the timing and the manner in which grants may be made. In addition, that committee is authorized to interpret the plan, establish rules and procedures for administering the plan and make all decisions and determinations that may be required to be made under the plan. Awards permitted under the plan consist of stock options, stock appreciation rights and other stock-based awards as described below. Each award is governed by the terms, conditions and limitations set forth in the plan and a grant agreement between our Company and the recipient of the award.

        We have reserved a total of 77,000,000 shares of our common stock for issuance under our 2006 Equity Plan. The number of shares of our common stock that may be issued under the plan is subject to adjustment in the event of a stock split, spin-off, stock dividend, stock combination, reclassification, recapitalization, liquidation, dissolution, reorganization, merger, changes in control or other events affecting our capital stock. In addition, in those circumstances, our Executive Development and Compensation Committee may make adjustments to outstanding grants, including with respect to the exercise price of the relevant grants, as it deems necessary in light of equitable considerations. Shares of common stock that are covered by awards under the plan that are forfeited, terminated or canceled or that expire unexercised may be the subject of a new grant under the plan following the forfeiture, termination, cancellation or expiration of the previously granted award. As of December 31, 2008, 48,369,982 shares of our common stock were subject to awards granted under the plan, comprised of 14,234,519 shares of our common stock purchased by our employees and directors and 34,135,463 outstanding stock options, and 16,880,458 shares of our common stock remained available for future grants as of December 31, 2008.

        Our Executive Development and Compensation Committee may grant stock options under our 2006 Equity Plan to purchase shares of our common stock on terms that the committee may determine. The terms of a stock option grant will include the length of the period during which the stock options may be exercised (which may not exceed ten years from the date of the grant), the price at which the option may be exercised, applicable vesting requirements and other terms, conditions and restrictions as our Executive Development and Compensation Committee deems appropriate. Subject to applicable legal requirements, the terms of the plan permit holders of stock options to pay the exercise price for an option with cash or, in some cases with the approval of our Executive Development and Compensation Committee, in exchange for the surrender of outstanding shares of common stock, through a "cashless exercise" or using a combination of the foregoing payment methods.

        Our Executive Development and Compensation Committee may grant stock appreciation rights under our 2006 Equity Plan on terms that the committee may determine. A grant of stock appreciation rights may be made independently or in connection with a grant of stock options. Each stock appreciation right will entitle its holder to receive an amount, with respect to each share of common stock subject to the right, equal to the excess of the fair market value of one share of our common stock on the date of exercise over the per share exercise price that is applicable to the right. The per share exercise price may not be less than the fair market value of a share of our common stock on the date of the grant or, in the case of a stock appreciation right that is granted in tandem with a stock option, the exercise price of the related option. To the extent that a stock appreciation right is granted concurrently with a stock option, the exercise of the stock appreciation right will proportionately reduce the amount of common stock issuable upon exercise of the concurrently granted option. We may make payments in respect of exercised stock appreciation rights with shares of our common stock, cash or a combination of the foregoing, as determined by our Executive Development and Compensation Committee. As of December 31, 2008, we have not issued any stock appreciation rights.

        In addition, under our 2006 Equity Plan, our Executive Development and Compensation Committee may grant or sell awards of shares of our common stock, awards of restricted stock units or other awards that are valued in whole or in part based on the fair market value of our common stock. Grants of these stock-based awards may be made in a form, and subject to such conditions, as our Executive Development and Compensation Committee may determine and may include grants of awards that entitle their holders to receive amounts based on the completion of a period of service to our Company, the occurrence of designated events or our attainment of specified performance objectives. We may make payments in respect of these additional awards with shares of our common stock, cash or a combination of the foregoing, as determined by our Executive Development and Compensation Committee.

        Our Executive Development and Compensation Committee may provide that a stock option or a stock appreciation right may not be exercised or settled after the occurrence of a combination, merger or consolidation of our Company with or into another entity, an exchange of all or substantially all of our assets for the securities of another entity, an acquisition by another person of more than 80% of our voting stock or a reclassification, recapitalization, liquidation, dissolution, reorganization, merger or other event affecting our capital stock. In those circumstances, all unvested awards will vest and we will be required to provide holders of the affected awards a reasonable opportunity to exercise and settle their awards prior to the occurrence of the event. Subject to applicable limitations, any awards that are not exercised and settled will be terminated. In addition, our Executive Development and

Compensation Committee may provide that outstanding awards may be exercised after any of the foregoing events, or cancelled in exchange for new awards that are exercisable after any of the foregoing events, only for securities or property (or the cash equivalent of securities or property) received by holders of our common stock in connection with the event. The committee may also permit holders of outstanding awards to cancel their awards and enter into new grants on such terms and conditions as the committee deems appropriate.

        Our 2006 Equity Plan is scheduled to expire on the tenth anniversary of the date of its adoption. Our board of directors may amend, suspend or terminate our 2006 Equity Plan at any time, provided that, except as described above, no action may be taken without the consent of the holders of a majority of our common stock that would (1) increase the number of shares of our common stock that are available under the plan; (2) decrease the exercise price of any outstanding awards; (3) change the requirements of the plan that are subject to determinations by our Executive Development and Compensation Committee; (4) extend the term of the plan; or (5) materially impair the rights of participants under any outstanding awards. In addition, unless otherwise provided by the plan or the terms of an award, the committee may not amend the terms of any outstanding award in a manner that is materially adverse to the holder of the award without the holder's consent.

Dividend Equivalent Rights Plan

        Our Dividend Equivalent Rights Plan, which we refer to as our "DER Plan," became effective as of October 25, 2006 and is designed for the benefit of our active employees who are eligible to receive stock options under our 2006 Equity Plan. The DER Plan provides dividend equivalent rights to employees of our Company and our subsidiaries and affiliates.

        The DER Plan provides that if we declare and pay an ordinary dividend on issued and outstanding shares of our common stock in the form of cash or other property (other than shares of common stock), then the DER Plan participant's notional account, which we refer to as the participant's "Dividend Equivalent Account," will be credited in an amount equal to the value of the dividend in respect of one share of common stock issued and outstanding on the record date of the dividend, multiplied by the number of the participant's then outstanding and vested, unexercised stock options under our 2006 Equity Plan on the record date for such dividend.

        If we declare and pay an extraordinary dividend on issued and outstanding shares of our common stock in the form of cash or shares of common stock, we, after consulting the appropriate legal counsel, tax accountants and senior management to determine if a credit would violate applicable tax laws or otherwise give rise to adverse accounting consequences to us, will, in our reasonable judgment, credit to a participant's Dividend Equivalent Account an amount equal to the value of the extraordinary dividend in respect of one share of common stock issued and outstanding on the record date of the dividend, multiplied by the number of a participant's then outstanding but unexercised stock options under our 2006 Equity Plan (whether vested or unvested) on the record date for such dividend.

        Generally, the DER Plan provides that a participant will vest in his or her Dividend Equivalent Account (including any interest accrued thereon) to the same extent and at the same time as the participant exercises his or her vested stock options under our 2006 Equity Plan or such stock options are purchased by us in connection with participant's termination of employment with our Company. Unvested portions of the participant's Dividend Equivalent Accounts that relate to vested stock options are forfeited by the participant on the date that such vested stock options otherwise expire under our 2006 Equity Plan. Additionally, a participant will vest in a portion of his or her Dividend Equivalent Account upon his or her death or disability or in the event of a change in control of our Company.

        Generally, under the DER Plan, distribution of the vested amounts in a participant's Dividend Equivalent Account will be distributed in a lump sum cash payment on the fifteenth business day after the tenth anniversary of the effective date of the DER Plan, unless the distribution is accelerated because of a participant's separation of service from us (other than for cause by our Company or not for good reason by the participant). The DER Plan is to be unfunded, and distributions will be paid from our general assets. To date, we have not declared any dividends, and accordingly has not made any contributions to any participant's Dividend Equivalent Account.

        The Executive Development and Compensation Committee may amend or terminate the DER Plan, in whole or in part, from time to time. However, no amendment or termination may materially adversely affect the rights of any DER Plan participant or DER Plan participant's beneficiary in that person's account, except to preserve all applicable laws and/or favorable accounting treatment by our Company of the benefits provided under the DER Plan.

Employment Agreements

        We have a written employment agreement with our President and Chief Executive Officer, Mr. Levine. We also previously had a written employment agreement with Mr. Aldinger, our former President and Chief Executive Officer, and a letter of understanding with Mr. Lin, our former Executive Vice President, Asian Operations, with respect to his overseas assignment as an expatriate based in Japan. The agreements described below are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K.

        Agreement with Chief Executive Officer.    We entered into an employment agreement with Jay N. Levine, our President and Chief Executive Officer, in December 2008. In addition to ascribing customary duties, responsibilities and authorities to Mr. Levine, the employment agreement provides for the following annual compensation: (i) a base salary of $5,000,000, less applicable taxes, which is subject to periodic review and upward adjustment; and (ii) a discretionary bonus, payable in such amounts, at such times and pursuant to such terms and conditions as the Executive Development and Compensation Committee of the board of directors may determine. We also provide Mr. Levine and his eligible dependents, to the extent applicable and permitted by applicable law, with coverage under all retirement and welfare benefit programs, plans and practices which we make available to our senior management. In addition, we agreed to reimburse Mr. Levine for his reasonable legal fees incurred in connection with the negotiation of his employment agreement.

        Mr. Levine's employment may be terminated by Mr. Levine or us for any or no reason upon 30 days' written notice. In the event of a termination of Mr. Levine's employment by us without cause (other than due to death or disability) or by Mr. Levine for good reason, in either case, on or prior to June 4, 2009, subject to compliance with certain restrictive covenants and execution, delivery and non-revocation of a release of claims against the Company, we will pay to Mr. Levine an amount equal to the excess of (x) $2.5 million over (y) the amount of base salary paid as of the termination date, all payable in a lump sum. The employment agreement also contains additional provisions regarding noncompetition, confidentiality and nonsolicitation of employees.

        Agreement with Former Chief Executive Officer.    We entered into an employment agreement with William F. Aldinger III, our former Chief Executive Officer, in June 2006. In addition to ascribing customary duties, responsibilities and authorities to Mr. Aldinger, the employment agreement stated that his annual starting base salary would be $1,500,000, less applicable taxes. We neither expected nor intended for Mr. Aldinger to receive any annual cash bonus and he did not receive any annual cash bonus. Mr. Aldinger agreed to purchase 3,000,000 shares of our common stock at $5.00 per share and he received options to purchase 12,000,000 shares of Company common stock at the same per share price. We entered into a management stockholder's agreement, sale participation and stock option agreement covering the terms and conditions of Mr. Aldinger's equity purchase and corresponding option grants. See "Certain Relationships and Related Person Transactions."

        We also agreed to reimburse Mr. Aldinger for certain expenses. These reimbursements included up to $50,000 for reasonable legal and professional fees incurred by Mr. Aldinger in connection with the negotiation and documentation of his employment agreement with us. We subsequently agreed to cover 100% of Mr. Aldinger's legal fees attributable to consummating his employment agreement, which totaled approximately $81,000 for the year ended December 31, 2006.

        Mr. Aldinger owns an airplane that we used for our business purposes during his employment with the Company. Mr. Aldinger purchased his aircraft prior to becoming our Chief Executive Officer and he bears all operating, personnel and maintenance costs associated with its operation. We agreed to reimburse Mr. Aldinger at a rate of $4,500 per flight hour for the use of his personal aircraft for Company business, including his commutes between our offices in Horsham, Pennsylvania and his personal residences near either Chicago, Illinois or San Francisco, California. We believe this rate is less than we would have had to pay an unrelated aircraft leasing business for similar flights on a similar aircraft. We reimbursed Mr. Aldinger approximately $0.8 million for our use of his aircraft during each of the years ended December 31, 2008 and December 31, 2007.

        These agreements, with the exception of the agreements related to Mr. Aldinger's stock options were terminated in December 2008 in connection with Mr. Aldinger's termination of employment and the entry into by Mr. Aldinger and us into a separation agreement. The separation agreement, among other things, provided that the Company would make a separation payment to Mr. Aldinger in an amount, such that, after payment by Mr. Aldinger of all federal, California state and local payroll and income taxes, he retained an amount equal to $2,280,000, which resulted in a tax gross-up payment of $1,738,433. We purchased from Mr. Aldinger and certain of his trusts the 3,000,000 shares of our common stock originally purchased by Mr. Aldinger at fair market value for an aggregate amount equal to $12,720,000. Mr. Aldinger's option to purchase 12,000,000 shares of common stock of the Company are vested as to 8,000,000 shares of common stock and the unvested portion of the option terminated as of his termination date. The vested portion of the option will remain exercisable until the first to occur of the following: (i) the tenth anniversary Mr. Aldinger's option grant date and (ii) the events set forth in Section 3.2(a)(vi) of his Option Agreement (pertaining to the occurrence of a merger or other corporate event).

        Letter of Understanding with Former Executive Vice President, Asian Operations.    We entered into a letter of understanding with D. Steven Lin, our former Executive Vice President, Asian Operations, in January 2007 in connection with a three-year extension of his international assignment as an expatriate based in Japan. The letter of understanding provided for an annual base salary of $500,000. However, the letter of understanding did not guarantee continued employment or compensation for Mr. Lin. Other provisions described in the letter of understanding include: administrative arrangements regarding payroll, customary benefits, housing allowance, home leave and tax matters. All of these agreements with Mr. Lin terminated in September 2008 in connection with Mr. Lin's termination of employment. We entered into a Confidential Release and Waiver of Claims with Mr. Lin in October 2008 (the "Release"). The Release provided for (i) Mr. Lin's release and waiver of claims against the Company and its affiliates; (ii) payment of release consideration to Mr. Lin in the amount of $600,000, which included release of an outstanding deferred incentive compensation award and (iii) agreements regarding nondisparagement of the Company and its affiliates, non-solicitation of employees of the Company or its affiliates and non-disclosure of confidential information relating to the Company or its affiliates.

Outstanding Equity Awards at 2008 Fiscal Year-End

        The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2008.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Jay N. Levine		—	—	—	—
William F. Aldinger III	6/1/2006	8,000,000	—	—	5.00	6/1/2016
Gregory J. McManus	3/23/2006	192,000	288,000	240,000	5.00	3/23/2016
	6/5/2007	26,667	106,667	66,667	5.39	6/5/2017
	4/25/2008	—	33,333	16,667	6.11	4/25/2018
D. Steven Lin	—	—	—	—	—	—
Morgan G. Earnest, II	3/23/2006	320,000	480,000	400,000	5.00	3/23/2016
	6/1/2007	26,667	106,667	66,667	5.39	6/1/2017
	4/9/2008	—	33,333	16,667	6.11	4/9/2018
Barry S. Gersten	3/23/2006	320,000	480,000	400,000	5.00	3/23/2016
	6/1/2007	26,667	106,667	66,667	5.39	6/1/2017
	3/27/2008	—	43,333	21,667	6.11	3/27/2018
Linda A. Pickles	3/23/2006	96,000	144,000	120,000	5.00	3/23/2016
	6/1/2007	6,667	26,667	16,667	5.39	6/1/2017
	3/25/2008	—	32,733	16,366	6.11	3/25/2018

(1)
Time-based stock options for each of Messrs. McManus, Gersten and Earnest and Ms. Pickles vest in equal installments on each of the first five anniversaries of the grant date.

(2)
Performance-based stock options for each of Messrs. McManus, Gersten and Earnest and Ms. Pickles vest in equal installments at the end of each of the first five fiscal years following the grant date if we achieve certain return on equity performance targets. See "—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Option Grants, Exercises and Holdings."

Option Exercises and Stock Vested in 2008

        None of our named executive officers exercised any of their stock options during the year ended December 31, 2008.

Pension Benefits for 2008

        Since the Sponsor Transactions, we have not provided pension benefits. See "—Executive Compensation—Compensation Discussion and Analysis—401(k) Plan."

Non-Qualified Deferred Compensation for 2008

        None of our named executive officers participated in a non-qualified deferred compensation program in 2008.

Potential Payments upon Termination or Change in Control

Mr. Levine

        Pursuant to the terms of his employment agreement with us, if Mr. Levine's employment is terminated by us without cause or by Mr. Levine for good reason, on or prior to June 4, 2009, then subject to Mr. Levine's compliance with the restrictive covenants contained in his employment agreement and the execution, delivery and non-revocation of a general release of claims against our Company, Mr. Levine is entitled to receive an amount equal to the excess of $2.5 million over the amount of base salary paid to him as of the termination date. The above is a summary of certain provisions of Mr. Levine's employment agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

Mr. Aldinger

        In connection with his employment agreement with us and his purchase of three million shares of our common stock, Mr. Aldinger received options to purchase twelve million shares of our common stock at a price of $5.00 per share, which we refer to as our "base option grant." In connection with his resignation in December 2008, we entered into a separation agreement with Mr. Aldinger. Pursuant to the separation agreement, we paid Mr. Aldinger a separation payment in an amount such that after his payment of all federal, California state and local payroll and income taxes imposed on such amount, Mr. Aldinger retained an amount equal to $2,280,000. In addition, we purchased from Mr. Aldinger and certain of his trusts 3,000,000 shares of common stock for a purchase price equal to $12,720,000. As set forth in his employment agreement, at the time of his termination, Mr. Aldinger's base option grant vested as to 8,000,000 shares of common stock and the unvested portion of the base option grant terminated on his termination date. The vested portion of the base option grant will remain vested until the first to occur of the tenth anniversary of the grant date and the events set forth in Section 3.2(a)(vi) of the Option Agreement (i.e. pertaining to the occurrence of a merger or other corporate event).

Mr. Lin

        In connection with Mr. Lin's termination, we entered into the Release. Under the terms of the Release, we agreed to pay Mr. Lin his deferred payment under the pooled incentive compensation plan within 30 days of February 26, 2009. Mr. Lin would not have received the deferred award payment under the terms of the pooled incentive compensation award because he was not employed with our Company as of the vesting date. We made payment of the $600,000 deferred award in February 2009. The Release also contains additional provisions regarding noncompetition, confidentiality and nonsolicitation of employees.

Other Named Executive Officers

        If any of our other named executive officers are terminated from our Company for any reason, all of their unvested stock options would be forfeited. Notwithstanding the above, if there is a change in control of our Company, all unvested, time-based stock options to purchase Company stock that are held by our equity-holders, including our other named executive officers, will become fully vested and immediately exercisable. All of their unvested, performance-based stock options will vest if either of the following occur: (1) the annual performance targets have been achieved for all completed fiscal years prior to the change of control and our Sponsors either (a) achieve an internal rate of return on our common stock of at least 20% or (b) earn at least 2.5 times the applicable exercise price of the option or (2) if, as a result of a change in control, our Sponsors both (a) achieve an internal rate of return on our common stock of at least 20% and (b) earn at least 2.5 times the applicable exercise price of the option. See "—Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Option Grants, Exercises and Holdings; Employment Agreements." Our named executive officers also participate in the Capmark Financial Group Inc. Severance Pay Plan. See "—Compensation Discussion and Analysis—Severance and Change in Control Payments" for more information about the Severance Pay Plan.

Potential Amounts Payable

        The following chart reflects the amounts and benefits to which our named executive officers (other than Messrs. Aldinger and Lin) would be entitled if we terminated them on December 31, 2008 without cause and in the case of Mr. Levine, if he resigned with good reason or on his death or disability, or if we experienced a change in control on that date. The amounts actually paid to Messrs. Aldinger and Lin are described above as they were terminated prior to December 31, 2008.

	If Terminated Without Cause				Upon a Change in Control
Named Executive Officer:	Cash Payment Pursuant to Severance Pay Plan		Cash Payment Pursuant to Pooled Incentive Compensation Plan(1)	Value of Acceleration of Vesting of Stock Options(2)	Value of Acceleration of Vesting of Stock Options(3)
Jay N. Levine	$2,173,077	(4)	$—	—	—
Gregory J. McManus	262,019		56,779	—	—
Morgan G. Earnest, II	370,192		113,559	—	—
Barry S. Gersten	367,788		227,118	—	—
Linda A. Pickles	280,769		—	—	—

Notes:

(1)
Amounts shown were required to be paid in the event of a termination other than a termination for cause. All amounts were paid in February 2009 pursuant to the terms of the Pooled Incentive Compensation Plan.

(2)
None of our named executive officers are entitled to an acceleration of vesting of stock options upon termination.

(3)
In accordance with our 2006 Equity Plan, the conditions for the acceleration of performance-based stock options would not have been satisfied at a fair market value estimate of $4.24, which was the most recent determination of fair market value prior to December 31, 2008 as determined by our board of directors. Therefore, the value of the performance-based stock options was $0. See "—Other Named Executive Officers" above.

(4)
Amounts shown were required to be paid in the event of a termination without cause by the Company or a resignation with good reason by Mr. Levine. Mr. Levine does not participate in our Company's Severance Pay Plan. Payments to Mr. Levine in the event of a termination without cause are governed by the terms of Mr. Levine's employment agreement. See "—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements" above.

Recent Events

        On April 23, 2009, pursuant to our Discretionary Bonus Plan, the Executive Development and Compensation Committee determined it was in our best interest to grant Mr. McManus, our Chief Financial Officer, a 2009 bonus award of $500,000 ("2009 Award"). The 2009 Award was granted in recognition of Mr. McManus' service to our Company and will be counted toward any bonus otherwise payable in respect of the Discretionary Bonus Pool established in respect of 2009.

        We have entered into a written agreement with respect to the 2009 Award which is filed as an exhibit to this Annual Report on Form 10-K. The agreement provides that the 2009 Award will be paid to Mr. McManus in three substantially equal installments of approximately $167,000. The first installment will be paid within five days of the execution of the agreement and the second and third installments will be paid within ten days of June 30, 2009 and September 30, 2009, respectively. If Mr. McManus is terminated by us for any reason other than cause, then subject to an executed general release of claims against us, we will pay Mr. McManus all unpaid amounts under the 2009 Award within ten days of such termination.

        In connection with his termination of employment, on April 24, 2009, we entered into a consulting agreement with Mr. Gersten, our former Executive Vice President and a named executive officer for 2008, which is filed as an exhibit to this Annual Report on Form 10-K. Pursuant to the consulting agreement, Mr. Gersten will provide consulting services to us for a period of three months. We will pay Mr. Gersten a monthly consulting fee of $41,667 for his services.

        We also entered into a Confidential Release and Waiver of Claims with Mr. Gersten on April 23, 2009 (the "Gersten Release"), which is filed as an exhibit to this Annual Report on Form 10-K. The Gersten Release provides for (i) Mr. Gersten's release and waiver of claims against our Company and its affiliates; (ii) payment of release consideration and severance to Mr. Gersten in the amount of $490,000, and (iii) agreements regarding nondisparagement of our Company and its affiliates, non-solicitation of employees of our Company or its affiliates and non-disclosure of confidential information relating to our Company or its affiliates.

Director Compensation

Overview

        We use a combination of cash and stock-based compensation to attract and retain highly-qualified individuals to serve on our board. Our non-employee directors are paid an annual fee of $50,000 each for their board service, and non-employee directors who chair a board committee are paid a supplemental fee for each committee chaired. The supplemental fee is $50,000 per year in the case of the Audit Committee chairmanship and $15,000 per year in the case of each of the other committee chairmanships. We have implemented a deferred compensation and stock award plan for our non-employee directors under which they may elect to defer receipt of any portion of their fees and to receive any portion of their fees in cash or in shares of our common stock. See "—Non-Employee Directors' Deferred Compensation and Stock Award Plan."

Non-Employee Director Compensation for 2008

        Only directors who are not our full-time employees receive additional compensation for services as directors. In addition, certain of our directors have declined to receive compensation for their service as directors. The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors, as of December 31, 2008, for services rendered to us during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)(2)	Option Awards(3) ($)		Total ($)
Dennis D. Dammerman	—	—	600,000	(4)	586,971
Steven P. Baum	65,000	—	—		65,000
Peter F. Bechen	50,000	—	—		50,000
Saturnino S. Fanlo(5)	50,000	—	—		50,000
Eric A. Feldstein(6)	—	—	—		—
Edward A. Fox	100,000	—	—		100,000
David C. Hall, Jr.	—	—	—		—
John F. Grundhofer	65,000	—	—		65,000
Robert Glenn Hubbard(7)	50,000	—	—		50,000
Stuart A. Katz(8)	43,614	—	—		43,614
Thomas A. Kendall	50,000	—	—		50,000
Konrad R. Kruger	50,000	—	—		50,000
Daniel M. Neidich	50,000	—	—		50,000
Scott C. Nuttall	65,000	—	—		65,000
Tagar C. Olson	50,000	—	—		50,000
Rajinder Singh	—	—	—		—
David C. Walker(9)	—	—	—		—
Bradley J. Gross	5,027	—	—		5,027

Notes:

(1)
Our non-employee directors may elect to receive fees in cash, deferred or hypothetical shares of our common stock or current shares of our common stock. Upon his election as Chairman, Mr. Dammerman elected to accept no fees for his service as one of our directors; however, options to purchase one million shares of our common stock were granted to Mr. Dammerman in connection with his retention as our Chairman in March 2006. If a non-employee director elects to receive hypothetical shares, they are held by our Company in a separate account for the director. Each hypothetical share is valued to be equal to the fair market value of a share of our common stock as determined by our board of directors. During the year ended December 31, 2008, our board of directors determined that the fair market values of each share of our common stock on the dates set forth below were as follows:

Date	Value
March 6, 2008	$6.11
April 30, 2008	$5.87
July 29, 2008	$5.60
October 29, 2008	$4.24

  The hypothetical shares are paid out to each director following his termination as a director or, if earlier, in the event of a change in control of our Company; at that time, we may elect to pay to the director the fair market value of his hypothetical shares either in cash or shares. The amounts shown in the table above reflect the aggregate dollar value of fees earned in fiscal year 2008 without regard to each individual director's election.

  The following table reflects the mix of 2008 fees each non-employee director elected to receive in cash, hypothetical shares and current shares or in the absence of an election, cash which was accrued on behalf of such director. Due to the fact the board of directors did not make a determination of the fair market value of the common stock during the first quarter of 2009, a hypothetical cash account was established and cash in the amount of the fees earned for board service during the fourth quarter by those directors electing to receive hypothetical shares was deposited into that account. When the board of directors makes a determination of the fair market value of common stock, that cash will be converted into hypothetical shares. See "—Non-Employee Directors' Deferred Compensation and Stock Award Plan."

	Cash ($)	Amount in Hypothetical Cash Account ($)	Number of Hypothetical Shares	Number of Current Shares	Total Cash and Shares ($)
Dennis D. Dammerman	—	—	—	—	—
Steven P. Baum	—	16,250	9,503	—	65,000
Peter F. Bechen	—	12,500	7,310	—	50,000
Saturnino S. Fanlo	15,627	6,250	3,655	1,827	50,000
Eric A. Feldstein	—	—	—	—	—
Edward A. Fox	—	25,000	14,619	—	100,000
Bradley J. Gross	5,027	—	—	—	5,027
John F. Grundhofer	—	16,250	9,503	—	65,000
David C. Hall, Jr.	—	—	—	—	—
Robert Glenn Hubbard	—	12,500	7,310	—	50,000
Stuart A. Katz	43,614	—	—	—	43,614
Thomas A. Kendall	—	12,500	7,310	—	50,000
Konrad R. Kruger	—	12,500	7,310	—	50,000
Daniel M. Neidich	50,000	—	—	—	50,000
Scott C. Nuttall	—	16,250	9,503	—	65,000
Tagar C. Olson	—	12,500	7,310	—	50,000
Rajinder Singh	—	—	—	—	—
David C. Walker	—	—	—	—	—
(2)
We did not award any grants of our common stock to any of our non-employee directors in the year ended December 31, 2008. However, in 2006, each of our independent directors was given the opportunity to purchase shares of our common stock for $5.00 per share at the time of their appointment as directors. As of December 31, 2008, our independent directors had purchased and held the following numbers of shares of our common stock:

Name	Number of Shares
Dennis D. Dammerman	1,000,000
Edward A. Fox	600,000
John F. Grundhofer	150,000
Robert Glenn Hubbard	20,000
(3)
Dollar amounts in this column reflect the compensation expense recognized by our Company in 2008 for financial statement reporting purposes with respect to outstanding stock options under SFAS No. 123(R), excluding estimates of forfeiture related to service-based vesting conditions. These values have been determined based on the assumptions set forth in Note 20 to our audited consolidated financial statements for the year ended December 31, 2008 included elsewhere in this annual report on Form 10-K.

(4)
An option to purchase one million shares of our common stock at an exercise price of $5.00 per share was granted to Mr. Dammerman in connection with his retention as our Chairman in March

  2006. One third of Mr. Dammerman's stock options vest on each of the first three anniversaries of the grant date, September 1, 2006.

(5)
Mr. Fanlo resigned as a director of our Company effective as of March 4, 2009.

(6)
Mr. Feldstein resigned as a director of our Company effective as of June 23, 2008.

(7)
Mr. Hubbard resigned as a director of our Company effective as of January 1, 2009.

(8)
Mr. Katz resigned as a director of our Company effective as of November 14, 2008.

(9)
Mr. Walker resigned as a director of our Company effective as of July 3, 2008.

Reimbursement of Business Expenses

        Non-employee directors are also entitled to reimbursement for their travel, lodging and other out-of-pocket expenses relating to their board service.

Director and Officer Liability Insurance

        We obtain director and officer liability insurance to insure our directors and officers against certain losses they may incur as a result of performing their duties on our behalf as directors and officers.

Non-Employee Directors' Deferred Compensation and Stock Award Plan

        The Capmark Financial Group Inc. Non-Employee Directors' Amended and Restated Deferred Compensation and Stock Award Plan, which we refer to as our "Directors' Deferred Award Plan," is designed for the benefit of individuals who are not employees of our Company or our subsidiaries and who serve as members of our board. The Directors' Deferred Award Plan provides each participant with an opportunity to defer receipt of all or a portion of his earned amounts (including any annual retainer, which is generally payable in quarterly installments in cash or, upon the election of a participant, in hypothetical or actual shares of our common stock), or "Fees," for serving as a member of our board or any committee of our board. The Directors' Deferred Award Plan was adopted in 2006 and was amended and restated, effective October 2008. The Executive Development and Compensation Committee of our board (or such other committee as our board may appoint) administers the Directors' Deferred Award Plan.

        Under the Directors' Deferred Award Plan, a participant may annually elect to irrevocably defer payment of all or a specified part of all Fees earned during the following year and in all succeeding years (until the participant ceases to be a non-employee director or elects to change such election in accordance with the terms of the plan and applicable law). If a participant changes his election to defer Fees in order to receive Fees on a current basis, the Directors' Deferred Award Plan provides that he is not permitted to subsequently re-elect to defer payment of Fees for at least one calendar year.

        The Directors' Deferred Award Plan requires us to maintain separate accounts on our books and records for the Fees deferred by each participant. In such an account, we must credit a number of hypothetical shares of common stock equal to (x) the deferred Fees otherwise payable to the participant in the fiscal quarter as to which an election to receive share-related deferred compensation has been made, divided by (y) the fair market value of the shares of our common stock as determined by our board at the first meeting after the end of the applicable fiscal quarter. The Directors' Deferred Award Plan provides that we will also credit those accounts with respect to any dividends paid on the hypothetical shares of our common stock, as well as adjust the hypothetical shares of our common stock in the accounts as a result of any split-ups, recapitalizations, mergers, consolidations or other corporate events in connection with the authorized or issued share capital of our Company. If our board does not determine the fair market value of our shares of common stock at the first meeting after the end of the fiscal quarter, all Fees otherwise intended to be deferred and reflected in a hypothetical share account shall instead be credited to a hypothetical cash account for the benefit of each participant. If our board makes a determination of the fair market value of our shares of common stock at any subsequent meeting, the amount of Fees credited to the participant's hypothetical cash account shall be converted into a number of hypothetical shares of common stock equal to (x) the amount of Fees in the hypothetical cash account, divided by (y) our board's fair market value determination.

        Under the Directors' Deferred Award Plan, the amount in a participant's hypothetical account will be distributed beginning upon the earlier to occur of (1) the first day of the calendar year following any removal or separation from our board and (2) the date that a participant designates in his written request as the date of distribution. The Directors' Deferred Award Plan provides that the total amount credited to a hypothetical share account will be paid in shares of our common stock (equal to the number of hypothetical shares of our common stock that have accumulated, as noted above), unless we elect to pay the amount in cash, in which case the cash payment will be equal to (x) the number of shares of our common stock credited to the account, multiplied by (y) the fair market value of the shares of our common stock on the cash payment date.

        The Directors' Deferred Award Plan also permits participants to annually elect to irrevocably receive current payment in our common stock of all or a specified part of all Fees earned during the following year and succeeding years (until the participant ceases to be a non-employee director or changes that election). The Directors' Deferred Award Plan further provides that if a participant elects to receive any of his Fees in shares of our common stock, then we will issue to the participant, or purchase in the open market on the behalf of the participant, our common stock equal to (x) the Fees otherwise payable to the participant in the applicable fiscal quarter as to which an election to receive shares of our common stock currently has been made, divided by (y) the fair market value of the shares of our common stock as determined by our board at the first meeting after the end of the applicable fiscal quarter. If our board does not determine the fair market value of our shares of common stock at the first meeting after the end of the fiscal quarter, all Fees otherwise intended to be paid in the form of common stock shall be paid in the form of cash within ten business days following that meeting.

        Our board may amend, suspend or terminate the Directors' Deferred Award Plan, in whole or in part, from time to time. However, no amendment, suspension, or termination will apply to the payment to any participant or beneficiary of a deceased participant of any amounts previously credited to such participant's accounts.

        In the event of a change in control of our Company, all amounts contained in each participant's accounts under the Directors' Deferred Award Plan will be distributed (in a lump sum cash payment or in our common stock, as the participant must elect in writing) on the date of the change in control. If the participant elects to receive the payment in cash, the cash payment will be equal to (x) the number of shares of our common stock credited to the participant's account, multiplied by (y) the fair market value of the shares of our common stock on the date of the change in control.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 31, 2009 by each person who is known by us to beneficially own more than 5% of our common stock, by each of our directors, by each named executive officer, and by all of our directors and executive officers as a group. The amounts and percentages of common stock beneficially owned by each stockholder in the table below are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities and include, for any stockholder, shares of our common stock that the holder has the right to acquire within 60 days. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of the relevant security, or "investment power," which includes the power to dispose of or to direct the disposition of the relevant security. As a consequence, more than one person may be deemed to be the beneficial owner of the same shares of our common stock. The percentage of outstanding shares of our common stock is based on the 427,130,631 shares of our common stock outstanding as of March 31, 2009. Shares subject to option grants that have vested or will vest within 60 days are deemed outstanding for calculating the percentage ownership of the person holding the stock options, but are not deemed outstanding for calculating the percentage ownership of any other person.

	Common Stock Beneficially Owned
	Number	%
Name and Address of Beneficial Holder
5% Stockholders:
GMAC Mortgage Group LLC(1)	90,816,738	21.3%
GMACCH Investor LLC(2)	321,986,610	75.4
KKR Millennium GP LLC(3)	321,986,610	75.4
Directors and Executive Officers:
Dennis D. Dammerman(4)	1,666,666	*
Jay N. Levine	—	—
William F. Aldinger, III(4)	8,000,000	1.8
Morgan G. Earnest, II(4)	1,263,333	*
Barry S. Gersten(4)	1,280,333	*
D. Steven Lin	—	—
Linda A. Pickles(4)	327,213	*
Gregory J. McManus(4)	811,333	*
Steven P. Baum	—	—
Peter F. Bechen	—	—
Edward A. Fox	600,000	*
Bradley J. Gross	—	—
John F. Grundhofer	150,000	*
William C. Hall, Jr.(1)	—	—
Thomas A. Kendall	—	—
Konrad R. Kruger	—	—
Daniel M. Neidich	—	—
Scott C. Nuttall(2)(3)	321,986,610	75.4
Tagar C. Olson(2)(3)	321,986,610	75.4
Rajinder Singh(1)	—	—
All directors and executive officers as a group (21 persons)(4)	337,723,727	77.1%

Note:

(*)
Less than 1%.

(1)
GMAC Mortgage Group LLC is a wholly-owned subsidiary of GMAC. Messrs. Hall and Singh are directors of our Company and directors or employees of GMAC or GMAC Mortgage Group LLC. Messrs. Hall and Singh do not exercise voting or investment power over the shares of common stock that are beneficially owned by GMAC and held of record by GMAC Mortgage Group LLC and therefore do not have beneficial ownership of such shares of our common stock. The address of GMAC and the individuals named above is 200 Renaissance Center, P.O. Box 200, Detroit, Michigan 48265.

(2)
Shares of our common stock shown as beneficially owned by our Sponsors through GMACCH Investor LLC, are held of record. The address of GMACCH Investor LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)
Shares of our common stock shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock owned of record by our Sponsors through GMACCH Investor LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of KKR Millennium Fund L.P. KKR Millennium Fund L.P. and FMCP CH Investors LLC, GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, GS Capital Partners V Institutional, L.P. and Dune Real Estate Parallel Fund LP, affiliates of Five Mile Capital Partners, Goldman, Sachs & Co. and Dune Capital Management LP, respectively, hold all of the voting membership interests in GMACCH Investor LLC. KKR Millennium Fund L.P., however, is the only person that is deemed to exercise voting or investment power over the shares of common stock that are owned of record by GMACCH Investor LLC. KKR Associates Millennium L.P. and KKR Millennium GP LLC disclaim beneficial ownership of any shares of our common stock in which it does not have a pecuniary interest. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Reinhard Gorenflos, Jacques Garaialde, Michael M. Calbert, Scott C. Nuttall and William Janetschek, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares of our common stock beneficially owned by KKR Millennium GP LLC, but disclaim that beneficial ownership except to the extent of their pecuniary interest in those shares of our common stock. Messrs. Nuttall and Olson are directors of our Company and executives of KKR. They disclaim beneficial ownership of any shares of our common stock that may be deemed to be beneficially owned by affiliates of KKR except to the extent of their pecuniary interest in those shares of our common stock. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(4)
Includes the following shares the beneficial owner has the right to acquire within 60 days after March 31, 2009 by exercising stock options:

Beneficial owner	Shares of Common Stock
Dennis D. Dammerman	666,666
William F. Aldinger, III	8,000,000
Morgan G. Earnest, II	513,333
Barry S. Gersten	515,333
Linda A. Pickles	157,213
Gregory J. McManus	321,333
All directors and executive officers as a group (21 persons)	10,743,401

Equity Compensation Plan Information

        The following table sets forth information regarding our 2006 Equity Plan and our Non-Employee Directors Deferred Compensation Plan, our only compensation plans under which equity securities are authorized for issuance, as of December 31, 2008. All of our equity compensation plans under which securities are authorized for issuance have been approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	34,135,463	$5.05	16,880,458
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

Stock Purchase Agreement

        In connection with the Sponsor Transactions, we, our Sponsor stockholder and GMAC entered into a stock purchase agreement, which we refer to as the "stock purchase agreement." The stock purchase agreement contains customary representations, warranties and covenants by GMAC and our Sponsor stockholder, as well as covenants by our Company. The stock purchase agreement provides for indemnification for losses related to specified events, circumstances and matters. GMAC has agreed to indemnify us and our subsidiaries, officers, directors, employees, agents and our Sponsors and their respective affiliates, equityholders, officers, directors, employees and agents from certain liabilities, including losses arising from the breach of any representation, warranty or covenant of GMAC contained in the stock purchase agreement, any losses arising from tax liabilities and other specified liabilities for periods prior to the closing, any losses arising out of the entering into or amendment of existing related party arrangements, certain losses arising out of specified legal proceedings. Some of these indemnities are subject to minimum thresholds and caps specified in the stock purchase agreement.

        Our Sponsor stockholder is required to indemnify GMAC and its affiliates, officers, directors, employees and agents for losses arising from any breach of representation or warranty of our Sponsor stockholder contained in the stock purchase agreement. Our Sponsor stockholder and our Company are required to indemnify GMAC and its affiliates, officers, directors, employees and agents for losses arising from any breach of any covenant of our Sponsor stockholder or our Company, as the case may be, requiring performance after the closing date of the Sponsor Transactions. We must also indemnify GMAC and its affiliates for losses suffered by them in their capacity as stockholders of our Company to the extent those losses arise out of the operation of our Company after the closing date of the Sponsor Transactions only to the extent GMAC is not indemnifying our Company and only to the extent our Sponsor stockholder is indemnified in its capacity as a stockholder of our Company. Some of our Sponsor stockholder's indemnification obligations are also subject to minimum thresholds and caps.

        Our Sponsor stockholder agreed in the stock purchase agreement that, until two years after the Sponsor Transactions, subject to certain exceptions, it will not and it will cause our Company and its subsidiaries not to engage or participate in, own, manage, control or participate in the ownership, management or control of, any business engaged in, the financing of motor vehicle dealers licensed or franchised by GM and the motor vehicle dealership activities of such dealers' affiliates.

        GMAC agreed in the stock purchase agreement that, until two years after the Sponsor Transactions, subject to certain exceptions, it will not, and it will cause its subsidiaries not to, engage or participate in, own, manage, control or participate in the ownership, management or control of, any business whose primary source of revenue is mortgage lending, mortgage servicing, mortgage loan syndication or mortgage securitization, in each case, relating to commercial real estate, except for businesses currently conducted, on a scale not materially greater than as currently conducted, and certain other specified businesses.

Management Agreement

        In connection with the Sponsor Transactions, on March 23, 2006, we entered into a management agreement with GMAC and our Sponsors, under which GMAC and our Sponsors or their affiliates have agreed to provide us management and advisory services. Under the management agreement, affiliates of our Sponsors and GMAC are entitled to receive an annual management fee and reimbursement for any reasonable out-of-pocket expenses that they or their affiliates incur in connection with services provided under the agreement. The aggregate annual management fee is equal to $20 million during the first twelve months of the agreement and thereafter increases at a rate of 5%

annually. The management agreement specifically provides that investment banking and other financial advisory services provided in connection with specific acquisition, divesture, refinancing or recapitalization transactions relating to our Company are not covered by the agreement and that any of those services will be performed and invoiced separately. The management agreement may be terminated by any of the affiliates of our Sponsors or GMAC with respect to their obligation to provide services to us at any time after the consummation or announcement of a public offering or any transaction which results in any person (other than the Sponsors, GMAC, or any of their respective affiliates) becoming the owner of 50% or more of the voting securities of our Company or all or substantially all of our assets. The management agreement includes customary exculpation and indemnification provisions in favor of our Sponsors, GMAC and their affiliates. Although we are currently accruing such fees, the Sponsors and GMAC have recently agreed to suspend payments under the management agreement.

Transaction Fees

        In connection with the Sponsor Transactions, we paid an aggregate of $66.2 million of transaction-related fees to affiliates of our Sponsor stockholder.

Issuance of Junior Subordinated Debentures and Sale of Trust Preferred Securities to GMAC

        In connection with the Sponsor Transactions, on March 23, 2006, we issued approximately $250 million in aggregate principal amount of our junior subordinated debentures to Capmark Trust, a Delaware statutory trust that we sponsored. Certain of our officers act as the regular trustees of the trust. At the time of our issuance of the junior subordinated debentures, we and the trust entered into a purchase agreement with GMAC under which GMAC purchased $250 million in aggregate liquidation amount of floating rate trust preferred securities issued by the trust in exchange for the reduction of an equivalent amount of indebtedness that we owed GMAC at the time. We have fully and unconditionally guaranteed payment of amounts due under the trust preferred securities on a subordinated basis to the extent the trust has funds available for payment of those amounts. GMAC may also enforce certain provisions of the indenture governing the junior subordinated debentures as a third-party beneficiary, including the right to declare an event of default upon a failure by us to pay principal or interest when due on the junior subordinated debentures. In connection with the sale of the trust preferred securities, we and the trust entered into a registration rights agreement with GMAC under which we granted GMAC a right to require us to make available a shelf registration statement permitting sales of the trust preferred securities or the junior subordinated debentures, as applicable, under certain circumstances. The registration rights agreement includes customary indemnification provisions in favor of GMAC.

Termination of Guarantees Provided by GMAC; Indemnification

        Prior to the Sponsor Transactions, we obtained from GMAC guarantees with respect to obligations that we incurred in connection with some of our securitization transactions, unsecured corporate borrowings, our sponsorship of LIHTC funds and an NMTC fund, the operations of Capmark Bank Europe, our military housing lending activities and our lending activities under programs with Fannie Mae, Freddie Mac and Ginnie Mae. In connection with the Sponsor Transactions, we sought to discharge our obligations that were subject to these guarantees or to negotiate the removal of GMAC as a guarantor of our obligations. We successfully discharged our obligations under a number of arrangements that were guaranteed by GMAC and were able to have GMAC removed as a guarantor of a number of our other obligations. We have agreed with GMAC to use our commercially reasonable efforts to cause any remaining guarantees issued by GMAC prior to the Sponsor Transactions to be terminated and to reimburse and indemnify GMAC for any liabilities incurred with respect to those guarantees. As of December 31, 2008, GMAC had guaranteed obligations in an aggregate amount equal to $194.9 million.

General Motors Dealership Loan Servicing

        We service General Motors franchised car dealership loans on behalf of GMAC. These loans had an outstanding principal balance of $2.8 billion as of December 31, 2008. As a servicer of General Motors franchised dealership loans for GMAC, we were paid $3.1, 2.5 million and $2.5 million in servicing fees during the years ended December 31, 2008, 2007 and 2006, respectively.

Stockholders Agreement

        In connection with the Sponsor Transactions, on March 23, 2006, we entered into a stockholders agreement with our Sponsor stockholder and GMAC. The stockholders agreement contains certain agreements with respect to the ownership, voting, registration and transfer of the common stock held by the stockholders party thereto as described below.

Board of Directors

        The stockholders agreement provides that each of GMAC and our Sponsor stockholder is entitled to designate a certain number of directors to our board of directors, depending upon its percentage ownership of our common stock. If GMAC owns at least 20% of our common stock, it is entitled to designate two directors and if it owns at least 5% and less than 20% of our common stock, it is entitled to designate one director. GMAC is not entitled to designate any directors if it holds less than 5% of our common stock. If our Sponsor stockholder owns (together with its affiliates):

  •
  at least 40% of our common stock, it is entitled to designate nine directors;

  •
  at least 20% and less than 40% of our common stock, it is entitled to designate six directors;

  •
  at least 10% and less than 20% of our common stock, it is entitled to designate three directors;

  •
  at least 5% and less than 10% of our common stock it is entitled to designate one director; and

  •
  less than 5% of our common stock, it is not entitled to designate any directors.

        The stockholders agreement permits each party to assign its right to designate directors to any person who acquires more than 50% of the shares of our common stock that were held by the party immediately after the completion of the Sponsor Transactions. We refer to those persons as "permitted assignees." Our Sponsor stockholder, however, has the right to consent to any director nominee that is designated by a permitted assignee of GMAC. The agreement also provides that each party will be required to vote its common stock consistent with the board designation provisions described above, including in connection with any proposal by a party to remove a director designated by the party or upon the filling of any vacancy on our board of directors.

Board Committees

        The stockholders agreement provides that we must establish and maintain an audit committee, an executive compensation committee and a nominating committee. The agreement provides that each of these committees must have at least two members designated by our Sponsor stockholder and at least one member designated by GMAC.

Voting Requirements

        The stockholders agreement provides that, without the approval of the holders of a majority of the outstanding shares of our common stock, which must include the consent of GMAC or, if applicable, its permitted assignee, we may not:

  •
  make any change to our articles of incorporation or bylaws or the organizational documents of any of our significant subsidiaries if the change could have an adverse effect on GMAC;

  •
  decrease the number of directors that GMAC or, if applicable, its permitted assignee may designate to serve as directors of our Company;

  •
  declare or pay a dividend, except on a pro rata basis to all holders of our common stock;

  •
  repurchase, exchange or redeem any of our common stock or permit our subsidiaries to repurchase, exchange or redeem any of our common stock other than (1) in connection with satisfying any of our obligations under an employee benefit plan or employment agreement, (2) under the terms of the instrument governing the common stock or (3) on a pro rata basis among the holders of our common stock; or

  •
  enter into any transaction or permit our subsidiaries to enter into any transaction with any of our Sponsors or their affiliates that benefits two of our Sponsors (or affiliates of two of our Sponsors) or the Sponsor or Sponsors (or such Sponsor's or Sponsors' affiliates) who control the election of the managers of our Sponsor stockholder.

        In addition, the agreement provides GMAC with certain additional voting rights during any period in which GMAC has loaned us $250 million or more or have guaranteed $250 million or more of our obligations. See "—Termination of Guarantees Provided by GMAC; Indemnification."

        The stockholders agreement contains additional customary provisions for an agreement of its kind with respect to limitations on transfer of our common stock, "tag along" rights, "drag along" rights, rights of first refusal, preemptive rights, registration rights and indemnification obligations relating to those registration rights.

Management Stockholder's Agreements; Stock Option Agreements; Sale Participation Agreements

        In connection with and since the completion of the Sponsor Transactions, certain of our employees and directors purchased shares of our common stock for cash. We have also granted to some of our employees and one of our directors options to purchase additional shares of our common stock. Each employee who has been issued common stock or stock options, referred to below as a "management stockholder," was required to enter into a management stockholder's agreement and a sale participation agreement and, if the member received stock options, a stock option agreement. The management stockholder's agreements, stock option agreements and sale participation agreements apply with respect to the common stock and stock options issued in connection with and since the completion of the Sponsor Transactions and common stock issued upon exercise of the stock options, in each case pursuant to our 2006 Equity Plan. The terms of these agreements are described below. We have also entered into a substantially similar stockholder's agreement and stock option agreement with each of our directors who have acquired our common stock or other equity interests in our Company.

Management Stockholder's Agreements

        The management stockholder's agreements generally restrict the ability of the management stockholders to transfer shares of our common stock held by them until the earlier of the fifth anniversary of the effective date of the agreement and a change of control of our Company. We refer to the period during which those transfer restrictions are in effect as the "restricted period." Each management stockholder's agreement also provides the management stockholder or his or her estate with the right during the restricted period to require us to purchase all of the shares of our common stock covered by the management stockholder's agreement and to net settle all of the stock options issued to him or her (and purchase the shares of our common stock issued upon settlement of the stock options) covered by the management stockholder's agreement if his or her employment is terminated due to death or disability.

        We have the right under the management stockholder's agreements and the stock option agreements during the restricted period to require a management stockholder to sell to us the shares of our common stock and, in certain cases, the stock options issued to him or her covered by the management stockholder's agreement in the following circumstances and at a specified price that varies based upon the particular circumstance:

  •
  We may purchase all or a portion of the management stockholder's shares of our common stock if we terminate the management stockholder's employment for cause or if the management stockholder transfers his or her shares in violation of the general prohibition on transfer provided for in the agreement. In that case, all stock options granted to the management stockholder will terminate.

  •
  We may purchase all or a portion of the management stockholder's shares of our common stock if the management stockholder terminates his or her employment without good reason. In that case, all unvested stock options granted to the management stockholder will terminate and we may also purchase all or a portion of the exercisable stock options granted to the management stockholder.

  •
  We may purchase all or a portion of the management stockholder's shares of our common stock if we terminate the management stockholder's employment without cause or if the management stockholder terminates his or her employment for good reason. In that case, all unvested stock options granted to the management stockholder will terminate and we may also purchase all of the exercisable stock options granted to the management stockholder.

  •
  We may purchase all or a portion of the management stockholder's shares of our common stock if the management stockholder's employment is terminated due to death or disability or if the management stockholder retires in accordance with the provisions of the agreement. In those cases, all unvested stock options granted to the management stockholder will terminate and we may also purchase all of the exercisable stock options granted to the management stockholder.

        Each management stockholder's agreement also provides the management stockholder with certain co-investment rights to acquire additional shares of our common stock if we issue additional common stock to our Sponsors and "piggyback" registration rights with respect to the registration and sale of their shares of our common stock.

        Pursuant to the management stockholder's agreements (or, in the case of non-employee directors, the director stockholder's agreement), the following directors and executive officers bought the following number of shares of our common stock at $5.00 per share:

Name	Number of Shares
Mr. Dammerman	1,000,000
Mr. Fox	600,000
Mr. Grundhofer	150,000
Mr. Hubbard	20,000
Mr. Aldinger	3,000,000
Mr. Earnest	500,000
Mr. Fairfield	220,000
Mr. Gersten	500,000
Mr. Lin	460,000
Mr. Lipson	400,000
Mr. McManus	240,000
Ms. Pickles	120,000

        The following executive officers bought the following number of shares of our common stock at $5.39 per share:

Name	Number of Shares
Mr. Earnest	200,000
Mr. Fairfield	120,000
Mr. Gersten	200,000
Mr. Kopsky	46,383
Mr. Lin	200,000
Mr. Lipson	200,000
Mr. McManus	200,000
Ms. Pickles	50,000

        The following executive officers bought the following number of shares of our common stock at $6.11 per share:

Name	Number of Shares
Mr. Earnest	50,000
Mr. Gersten	65,000
Mr. Kopsky	20,000
Mr. McManus	50,000

        Mr. Kopsky bought 75,000 shares of our common stock at $7.43 per share.

Repurchase of Common Stock and Interests in Incentive Vehicles from Mr. DiDonato

        In connection with his termination of employment, on May 22, 2008 we purchased from Mr. DiDonato, one of our former named executive officers, 700,000 shares of our common stock previously owned by him (or his trust) for an amount equal to the book value of those shares. Additionally, we repurchased certain of Mr. DiDonato's interests in certain incentive vehicles through which he was previously entitled to distributions of carried interest. We paid Mr. DiDonato a total payment of $3,822,001. In connection with these repurchases, Mr. DiDonato agreed to a release and waiver of any claims against our Company and our affiliates and agreements related to the non-disparagement of our Company and our affiliates, non-solicitation of employees of our Company and our affiliates and non-disclosure of confidential information relating to our Company and our affiliates.

Agreement with Mr. Earnest, our Former Executive Vice President

        In connection with his termination of employment, on March 23, 2009, we entered into a Consulting Agreement with Mr. Earnest, our former Executive Vice President and a named executive officer for 2008. Pursuant to the Consulting Agreement, Mr. Earnest will provide consulting services to us for a period of one year. We will pay Mr. Earnest a monthly consulting fee of $43,667 for the first six months of the term and $22,833 for the second six months of the term.

Sale Participation Agreements

        The sale participation agreements grant management stockholders a right to participate in any private sale of shares of common stock by our Sponsor stockholder (other than sales to affiliates) occurring prior to the fifth anniversary of the first occurrence of a public offering. The sale participation agreements also require management stockholders to participate in any private sale during that period if required by our Sponsor stockholder or its affiliates provided that it is proposing to sell at least 50% of our outstanding common stock. In order to participate in any sale, management stockholders may be required, among other things, to become a party to an agreement under which the common stock is to be sold and to grant certain powers with respect to the proposed sale of common stock to custodians and attorneys-in-fact.

Stock Option Agreements

        The time-based options generally vest and become exercisable ratably on each of the first five anniversaries of the option grant date except as otherwise determined by our board of directors. The performance-based options vest and become exercisable ratably at the end of each of the first five fiscal years occurring after the option grant date, except as otherwise determined by our board of directors, only if we achieve certain return on equity performance targets. If a performance target is missed in any one year, but in a subsequent year the cumulative performance target specified in the award agreement is achieved, all performance-based options that did not vest in a prior year will vest and become exercisable, as if all prior annual targets had been met. In addition, subject to certain limitations, the time-based and performance-based options are subject to accelerated vesting upon the occurrence of a change in control. The options generally expire upon the earlier of ten years from the date of issuance and a specified date following the termination of the holder's employment.

Purchase of Investment Securities

        On November 15, 2006, we bought a residential loan residual from an affiliate of GMAC at an aggregate price of $22.8 million. We believe that the consideration that we paid in connection with the transaction was comparable to the amount that would be paid in an arm's length transactions.

Statement of Policy Regarding Transactions with Related Persons

        Our board of directors has adopted a written policy and procedures with respect to related person transactions (the "Related Person Policy") to assist us in reviewing, approving and ratifying related person transactions and to assist us in the preparation of related disclosures required by the SEC. This Related Person Policy supplements our other policies that may apply to transactions with related persons, such as our Code of Ethics.

        The Related Person Policy provides that all related person transactions covered by the policy must be approved or ratified by either (i) the Audit Committee or (ii) our Chief Executive Officer and General Counsel (or their designees). Our directors and executive officers are required to provide detailed notice as soon as reasonably practicable about any potential Related Person Transaction (as defined in the policy) to the General Counsel or his designee for analysis to determine whether the particular transaction does constitute a Related Person Transaction requiring compliance with the policy and/or disclosure under applicable SEC rules. If the transaction or relationship constitutes a Related Person Transaction under the policy, it will be referred to (i) the Audit Committee or (ii) the Chief Executive Officer and General Counsel (or their designees) in accordance with the Related Person Policy. All determinations by the Chief Executive Officer and the General Counsel under the Related Person Policy will be reported to the Audit Committee. The Related Person Policy contains pre-approval for certain types of transactions, including among other things, those not required to be disclosed pursuant to Item 404(a) of Regulation S-K and those already reported pursuant to that item, all of which must be reported to the General Counsel (or his designee).

        In reviewing Related Person Transactions for approval or ratification, the Audit Committee or the Chief Executive Officer and General Counsel, as applicable, will consider the relevant facts and circumstances, including:

  •
  whether the terms of the Related Person Transaction are in the best interests of our Company and such terms would be on the same basis if the transaction did not involve a related person;

  •
  whether there are business reasons for our Company to enter into the Related Person Transaction;

  •
  whether the Related Person Transaction would impair the independence of an outside director;

  •
  whether the Related Person Transaction would present an improper conflict of interest for any director or executive officer of our Company, taking into account: (i) the size of the transaction, (ii) the overall financial position of the director or executive officer, (iii) the direct or indirect nature of the director's or executive officer's interest in the transaction, (iv) the ongoing nature of any proposed relationship and (v) any other factors deemed relevant; and

  •
  whether the Related Person Transaction is material, taking into account: (i) the importance of the interest to the related person, (ii) the relationship of the related person to the transaction and of related persons to each other, (iii) the dollar amount involved and (iv) the significance of the transaction to our investors in light of all the circumstances.

        Generally, the Related Person Policy applies to any current or proposed transaction in which:

  •
  our Company was or is to be a participant;

  •
  the amount involved exceeds $120,000; and

  •
  any related person had or will have a direct or indirect material interest.

Director Independence

        As a privately held company, we are not currently subject to any requirements regarding the independence of our board of directors. We have chosen, for the purposes of disclosure, to apply the independence standards of the New York Stock Exchange. Under the New York Stock Exchange rules, we would be considered a "controlled Company" because more than 50% of our voting power is held by a single person or group. Therefore, if we were a listed Company on the New York Stock Exchange, we would not be required by New York Stock Exchange rules to maintain a majority of independent directors on our board of directors, nor would we be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors. In reliance on the exemptions from the New York Stock Exchange corporate governance requirements described above, we have not made any determinations regarding the independence of the majority of directors on our board of directors, but have made the independence determination with respect to Audit Committee member independence described above.

Item 14.    Principal Accounting Fees and Services

        The Audit Committee of our board of directors is responsible for the appointment, compensation and oversight of the work of the independent auditor engaged to audit our Company's financial statements. This responsibility includes, but is not limited to, evaluating the independence of the independent auditor in the performance of audit and permissible non-audit related services to our Company and pre-approving the audit and permissible non-audit services performed by the independent auditor in order to assure that they do not impair the auditor's independence from our Company. Accordingly, the Audit Committee has adopted a Pre-Approval Policy for Audit and Non-Audit Services by Capmark's Independent Auditor, which sets forth the procedures and the conditions pursuant to which services proposed for performance by the independent auditor may be pre-approved.

        Proposed services either may be pre-approved without consideration of specific case-by-case services by the Audit Committee ("general pre-approval"); or require the specific pre-approval of the Audit Committee ("specific pre-approval"). The Audit Committee believes that the combination of these two approaches results in an effective and efficient procedure to pre-approve services performed by the independent auditor.

        The table below shows the aggregate fees Deloitte & Touche LLP billed to us in connection with various audit and other services provided throughout fiscal 2008 and fiscal 2007 (all of which were pre-approved by the Audit Committee) (in thousands):

Service	2008 Aggregate Fees Billed(1)	2007 Aggregate Fees Billed(1)
Audit fees(2)	$11,222	$13,279
Audit-related fees(3)	1,268	1,481
Tax fees(4)	2,012	1,519

Total	$14,502	$16,279

    Notes:

    (1)
    Aggregate fees include expenses.

    (2)
    "Audit fees" are professional services rendered for the audit of our annual financial statements and review of quarterly financial statements or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, and services that generally only the independent auditor can reasonably provide relating to our financial statements. Examples include fees for statutory audits required domestically and internationally, comfort letters, consents, accounting consultations for significant or unusual transactions, assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities (such as the FASB, SEC, etc.), assistance with and review of documents filed with the SEC, attest services that generally only the Independent Auditor can provide (such as any required internal control report under Section 404 of the Sarbanes-Oxley Act), and services provided by tax professionals of the independent auditor in connection with the audit or quarterly review.

    (3)
    "Audit-related fees" include assurance and other related services traditionally performed by the independent auditor, including, among others: due diligence services related to mergers and acquisitions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit Services" or "Prohibited Services," assistance with understanding and implementing new accounting and financial reporting requirements mandated by rulemaking authorities, financial audits of employee benefit plans, agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters, assistance with internal control reporting requirements and internal investigations. As noted above, the Audit Committee may grant general pre-approval to Audit-Related Services if it believes that the provision of such services would not impair the independence of the Independent Auditor and is consistent with applicable law.

    (4)
    "Tax fees" include tax compliance, tax planning and tax advice services except to the extent such services are a Prohibited Service. The Audit Committee may grant general pre-approval to those tax services that have been historically provided to us by the independent auditor, subject to the SEC's rules on independence. Examples of tax services include: tax compliance involving the preparation of original and amended tax returns, tax advice related to mergers and acquisitions, employee benefit plans, requests for ruling or technical advice from taxing authorities, and assistance with tax audits and appeals.

      The independent auditor may not be retained by us in connection with a transaction initially recommended by the Independent Auditor for the purpose of minimizing taxes as supported in the Internal Revenue Code and related regulations. In accordance with SEC and PCAOB regulations, we will not enter into any contingent fee arrangement for tax services from the independent auditor.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES

        Our consolidated financial statements required in response to this Item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

EXHIBITS

        The exhibits listed on the Exhibit Index on pages 264 through 267 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capmark Financial Group Inc.
Date: April 24, 2009	By:	/s/ GREGORY J. MCMANUS Name: Gregory J. McManus Title: Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capmark Financial Group Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY N. LEVINE Jay N. Levine	President, Chief Executive Officer and Director (principal executive officer)	April 24, 2009
/s/ DENNIS D. DAMMERMAN Dennis D. Dammerman	Chairman	April 24, 2009
/s/ STEVEN P. BAUM Steven P. Baum	Director	April 24, 2009
/s/ PETER F. BECHEN Peter F. Bechen	Director	April 24, 2009
/s/ EDWARD A. FOX Edward A. Fox	Director	April 24, 2009
/s/ BRADLEY J. GROSS Bradley J. Gross	Director	April 24, 2009
/s/ JOHN F. GRUNDHOFER John F. Grundhofer	Director	April 24, 2009

Signature	Title	Date

/s/ WILLIAM C. HALL, JR. William C. Hall, Jr.	Director	April 24, 2009
/s/ THOMAS A. KENDALL Thomas A. Kendall	Director	April 24, 2009
/s/ KONRAD R. KRUGER Konrad R. Kruger	Director	April 24, 2009
/s/ DANIEL M. NEIDICH Daniel M. Neidich	Director	April 24, 2009
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	April 24, 2009
/s/ TAGAR C. OLSON Tagar C. Olson	Director	April 24, 2009
/s/ RAJINDER SINGH Rajinder Singh	Director	April 24, 2009
/s/ GREGORY J. MCMANUS Gregory J. McManus	Executive Vice President and Chief Financial Officer (principal financial officer)	April 24, 2009
/s/ PAUL W. KOPSKY, JR. Paul W. Kopsky, Jr.	Executive Vice President and Enterprise Controller (principal accounting officer)	April 24, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Amended & Restated Stock Purchase Agreement, dated August 2, 2005, among General Motors Acceptance Corporation, GMAC Mortgage Group, Inc., Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.) and GMACCH Investor LLC*
2.2
Amendment Letter, dated March 23, 2006, to the Amended & Restated Stock Purchase Agreement, dated August 2, 2005, among General Motors Acceptance Corporation, GMAC Mortgage Inc. and GMACCH Investor LLC*
3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc.*
3.2	Amended and Restated By-laws of Capmark Financial Group Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2008).
4.1
Indenture, dated May 10, 2007, by Capmark Financial Group Inc., as issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, for the Floating Rate Senior Notes due 2010.*
4.3	Indenture, dated May 10, 2007, by Capmark Financial Group Inc., as issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, for the 6.300% Senior Notes due 2017.*
4.4
Registration Rights Agreement, dated May 10, 2007, among Capmark Financial Group Inc., the guarantors named therein, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Goldman, Sachs & Co.*
10.1
$5,500,000,000 Credit Agreement, dated as of March 23, 2006, among Capmark Financial Group Inc., the designated borrowers named therein, the several lenders from time to time parties thereto, J.P. Morgan Securities Inc., as syndication agent, Credit Suisse, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners, L.P. and The Royal Bank of Scotland plc, as documentation agents, and Citibank, N.A., as administrative agent.*
10.2
Amendment No. 1 to the Credit Agreement dated as of April 17, 2007, among Capmark Financial Group Inc., certain subsidiaries of Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citibank, N.A., as administrative agent.*
10.3
Bridge Loan Agreement, dated as of March 23, 2006, among Capmark Financial Group Inc., the designated borrowers named therein, the several lenders from time to time parties thereto, J.P. Morgan Securities Inc., as syndication agent, Credit Suisse, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners, L.P. and The Royal Bank of Scotland plc, as documentation agents, and Citicorp North America Inc., as administrative agent.*
10.4
Amendment No. 1 to the Bridge Loan Agreement, dated as of December 7, 2006, among Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citicorp North America Inc., as administrative agent.*
10.5
Amended and Restated Declaration of Trust dated and effective as of March 23, 2006, by and among Capmark Financial Group Inc., the initial regular trustees named therein, the initial property trustee and Deutsche Bank Trust Company Delaware, as the initial Delaware trustee, not in their individual capacities but solely as trustees, Deutsche Bank Trust Company Americas, as agent, and by the holders, from time to time, of undivided beneficial ownership interests in the Trust to be issued pursuant to the Declaration of Trust.*
10.6	Floating Rate Trust Preferred Securities Purchase Agreement, dated March 23, 2006, between Capmark Trust and General Motors Acceptance Corporation.*

Exhibit Number	Description of Exhibits
10.7	Floating Rate Junior Subordinated Indenture, dated March 23, 2006, among Capmark Financial Group Inc., Law Debenture Trust Company of New York, a New York banking corporation, as trustee, and Deutsche Bank Trust Company Americas, a New York banking corporation, as agent.*
10.8
Trust Guarantee Agreement, dated as of March 23, 2006, executed and delivered by Capmark Financial Group Inc., and Law Debenture Trust Company of New York, as trustee, for the benefit of the holders from time to time of the Trust Securities of Capmark Trust, a Delaware statutory trust.*
10.9	Registration Rights Agreement, dated as of March 23, 2006, by and among Capmark Financial Group Inc., Capmark Trust, a Delaware statutory trust and General Motors Acceptance Corporation.*
10.10	Stockholders Agreement, dated March 23, 2006, among GMAC Mortgage Group Inc., GMACCH Investor LLC and Capmark Financial Group Inc.*
10.11	Letter Agreement, dated October 23, 2006, among GMAC Mortgage Group Inc., GMACCH Investor LLC and Capmark Financial Group Inc.*
10.12	Transitional Trademark License Agreement, dated March 23, 2006, between General Motors Acceptance Corporation and Capmark Financial Group Inc.*
10.13
Management Agreement, dated March 23, 2006, among Capmark Financial Group Inc., Kohlberg Kravis Roberts & Co L.P., Goldman, Sachs & Co., Five Mile Capital Partners LLC, Dune Capital Management LP and GMAC Mortgage Group Inc.*
10.14	Exclusivity Agreement, dated August 30, 2006, between Capmark Finance Inc. and Capmark Structured Real Estate Partners, L.P.*
10.15
Purchase Agreement, dated December 20, 2006, by and among Capmark Financial Group Inc., Capmark Capital Inc., Capmark Securities Inc., Capmark Finance Inc., Citigroup Global Markets Inc. and Citibank, N.A.*
10.16	2006 Equity Plan for Key Employees of Capmark Financial Group Inc. and affiliates*
10.17	Capmark Financial Group Inc.'s Dividend Equivalent Rights Plan*
10.18	Form of Amended and Restated Management Stockholder's Agreement*
10.19	Form of Stock Option Agreement*
10.20	Form of Sale Participation Agreement*
10.21	Form of Independent Director Stockholder's Agreement*
10.22	Form of Independent Director Sale Participation Agreement*
10.23	Capmark Financial Group Inc. Non-Employee Directors' Amended and Restated Deferred Compensation and Stock Award Plan
10.24	Capmark Financial Group Inc. Executive Amended and Restated Deferred Compensation and Stock Award Plan
10.25	Capmark Structured Real Estate Fund Incentive Vehicle, L.P. Limited Partnership Agreement*
10.26	Employment Agreement of William F. Aldinger, III*
10.27	Memorandum of Understanding with D. Steven Lin, dated January 9, 2007*
10.28	Capmark Financial Group Inc. Discretionary Bonus Plan***

Exhibit Number	Description of Exhibits
10.29	Capmark UK Realty Incentive Vehicle, LLC Limited Liability Company Agreement***
10.30	Advances, Security and Deposit Agreement, dated December 1, 2004, between Federal Home Loan Bank of Seattle and Capmark Bank.***
10.31	ASP Agreement, dated April 26, 2007, between EnableUs, Inc. and Capmark Finance Inc.***
10.32
Confidential Release and Waiver of Claims by and among Brian R. DiDonato, Capmark Investments LP and Capmark Financial Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company on May 22, 2008)
10.33	Capmark Financial Group Inc. Severance Pay Plan, as amended and restated as of March 23, 2006****
10.34	Amendment to the Capmark Financial Group Inc. Severance Pay Plan, effective December 20, 2006****
10.35	Capmark Financial Group Inc. Severance Pay Plan Amendment effective February 29, 2008****
10.36	GMAC Commercial Mortgage Pooled Incentive Compensation Plan for the Proprietary Lending Group, dated January 1, 2004 through December 31, 2004.****
10.37
Amendment No. 2 to the Credit Agreement, dated as of June 30, 2008, among Capmark Financial Group Inc., a Nevada corporation, the subsidiaries of the Company, certain financial institutions and other institutional lenders party thereto, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2008).
10.38
Amendment No. 2 to the Bridge Loan Agreement, dated as of June 30, 2008, among the Company, the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent for the Bridge Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 3, 2008).
10.39
Confidential Release and Waiver of Claims by and between D. Steven Lin, Capmark Financial Group Inc. and Capmark Finance Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2008).
10.40
Transfer Agreement, made November 7, 2008, by and between Capmark Financial Group Inc. and D. Steven Lin (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2008).
10.41
Separation Agreement, dated December 4, 2008, by and between Capmark Financial Group Inc. and William F. Aldinger III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2008).
10.42
Letter Agreement, dated December 18, 2008, by and between Capmark Financial Group Inc. and Jay N. Levine (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on December 23, 2008).
10.43	Capmark Financial Group Inc. Severance Pay Plan Amendment, dated December 22, 2008.
10.44	Capmark Financial Group Inc. Severance Pay Plan Amendment, effective March 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2009).

Exhibit Number	Description of Exhibits
10.45	Amendment No. 3 to the Bridge Loan Agreement, dated as of March 23, 2009, among Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 25, 2009).
10.46
Amendment No. 4 to the Bridge Loan Agreement, dated as of March 24, 2009, among Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 25, 2009).
10.47
Amendment No. 5 to the Bridge Loan Agreement, dated as of April 9, 2009, among the Company, the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2009).
10.48
Amendment No. 6 to the Bridge Loan Agreement, dated as of April 20, 2009, among the Company, the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed on April 22, 2009).
10.49
Waiver to the Credit Agreement, dated as of April 20, 2009, among the Company, certain subsidiaries of the Company, the financial institutions and other institutional lenders party thereto, and Citibank N.A., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed on April 22, 2009).
10.50	Bonus Award under the Capmark Financial Group Inc. Discretionary Bonus Plan, dated as of April 23, 2009, between Capmark Financial Group Inc. and Gregory J. McManus.
10.51	Consulting Agreement, dated as of April 24, 2009, between Capmark Finance Inc. and Barry S. Gersten.
10.52	Confidential Release and Waiver of Claims, dated as of April 23, 2009, by and between Barry S. Gersten, Capmark Financial Group Inc. and Capmark Finance Inc.
14.1	Capmark Financial Group Inc. Code of Ethics for Directors, Officers and Employees.
14.2	Capmark Financial Group Inc. Code of Ethics for CEO and Senior Financial Officers.
21.1	Subsidiaries of Capmark Financial Group Inc.
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

*	Incorporated by reference to the Registration Statement on Form S-4 of Capmark Financial Group Inc. (File No. 333-146211) filed on September 20, 2007.
**	Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form S-4/A of Capmark Financial Group Inc. (File No. 333-146211) filed on January 24, 2008.
***	Incorporated by reference to the Amendment No. 2 to the Registration Statement on Form S-4/A of Capmark Financial Group Inc. (File No. 333-146211) filed on March 14, 2008.
****	Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form S-1/A of Capmark Financial Group Inc. (File No. 333-149970) filed on May 30, 2008.