Form 10-K/A
period 2008-12-31
Capmark Financial Group Inc.
filed 2009-04-29
CIK 1406508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

        This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 ("Form 10-K") is being filed for the sole purpose of adding the conformed signature of Deloitte & Touche LLP to the "Report of Independent Registered Public Accounting Firm," which was inadvertently not included within our Form 10-K. At the time of the April 24, 2009 filing of the Form 10-K with the Securities and Exchange Commission, Capmark Financial Group Inc. was in possession of manually-signed copies of the audit opinion, but the signature in typed form was inadvertently omitted from the electronic version. The sole purpose of this amendment is to file the "Report of Independent Registered Public Accounting Firm" which includes the signature in typed form. For convenience and ease of reference, this amendment sets forth "Item 8—Financial Statements and Supplementary Data" from the Form 10-K in its entirety with the applicable change. Because this amendment only incorporates the signature in typed form of Deloitte & Touche LLP on the "Report of Independent Registered Public Accounting Firm," the date of such report remains as originally filed.

        No revisions have been made to our financial statements or any other disclosures contained in the Form 10-K. This amendment does not reflect any events that may have occurred subsequent to the original filing of the Form 10-K. All other information not affected by this amendment remains unchanged and reflects the disclosure made at the time of the filing of the original filing of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

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

/s/ DELOITTE & TOUCHE LLP

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
Date: April 28, 2009
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

Exhibit Number	Description of Exhibits
10.6	Floating Rate Trust Preferred Securities Purchase Agreement, dated March 23, 2006, between Capmark Trust and General Motors Acceptance Corporation.*
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
10.16	2006 Equity Plan for Key Employees of Capmark Financial Group Inc. and affiliates*
10.17	Capmark Financial Group Inc.'s Dividend Equivalent Rights Plan*
10.18	Form of Amended and Restated Management Stockholder's Agreement*
10.19	Form of Stock Option Agreement*
10.20	Form of Sale Participation Agreement*
10.21	Form of Independent Director Stockholder's Agreement*
10.22	Form of Independent Director Sale Participation Agreement*
10.23	Capmark Financial Group Inc. Non-Employee Directors' Amended and Restated Deferred Compensation and Stock Award Plan*****
10.24	Capmark Financial Group Inc. Executive Amended and Restated Deferred Compensation and Stock Award Plan*****
10.25	Capmark Structured Real Estate Fund Incentive Vehicle, L.P. Limited Partnership Agreement*
10.26	Employment Agreement of William F. Aldinger, III*
10.27	Memorandum of Understanding with D. Steven Lin, dated January 9, 2007*

Exhibit Number	Description of Exhibits
10.28	Capmark Financial Group Inc. Discretionary Bonus Plan***
10.29	Capmark UK Realty Incentive Vehicle, LLC Limited Liability Company Agreement***
10.30	Advances, Security and Deposit Agreement, dated December 1, 2004, between Federal Home Loan Bank of Seattle and Capmark Bank.***
10.31	ASP Agreement, dated April 26, 2007, between EnableUs, Inc. and Capmark Finance Inc.***
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
10.43	Capmark Financial Group Inc. Severance Pay Plan Amendment, dated December 22, 2008.*****
10.44	Capmark Financial Group Inc. Severance Pay Plan Amendment, effective March 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2009).

Exhibit Number	Description of Exhibits
10.45	Amendment No. 3 to the Bridge Loan Agreement, dated as of March 23, 2009, among Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 25, 2009).
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
10.50	Bonus Award under the Capmark Financial Group Inc. Discretionary Bonus Plan, dated as of April 23, 2009, between Capmark Financial Group Inc. and Gregory J. McManus.*****
10.51	Consulting Agreement, dated as of April 24, 2009, between Capmark Finance Inc. and Barry S. Gersten.*****
10.52	Confidential Release and Waiver of Claims, dated as of April 23, 2009, by and between Barry S. Gersten, Capmark Financial Group Inc. and Capmark Finance Inc.*****
14.1	Capmark Financial Group Inc. Code of Ethics for Directors, Officers and Employees.*****
14.2	Capmark Financial Group Inc. Code of Ethics for CEO and Senior Financial Officers.*****
21.1	Subsidiaries of Capmark Financial Group Inc.*****
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

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

*****
Incorporated by reference to Capmark Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 24, 2009.

QuickLinks

EXPLANATORY NOTE
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CAPMARK FINANCIAL GROUP INC. Consolidated Balance Sheet (in thousands, except share amounts)
CAPMARK FINANCIAL GROUP INC. Consolidated Statement of Operations (in thousands, except per share data)
CAPMARK FINANCIAL GROUP INC. Consolidated Statement of Changes in Stockholders' Equity (in thousands)
CAPMARK FINANCIAL GROUP INC. Consolidated Statement of Cash Flows (in thousands)
CAPMARK FINANCIAL GROUP INC. Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet December 31, 2008 (in thousands)
Condensed Consolidating Balance Sheet December 31, 2007 (in thousands)
Condensed Consolidating Statement of Operations Year ended December 31, 2008 (in thousands)
Condensed Consolidating Statement of Operations Year ended December 31, 2007 (in thousands)
Condensed Consolidating Statement of Income Period from March 23, 2006 to December 31, 2006 (in thousands)
Condensed Consolidating Statement of Income Period from January 1, 2006 to March 22, 2006 (in thousands)
Condensed Consolidating Statement of Cash Flows Year ended December 31, 2008 (in thousands)
Condensed Consolidating Statement of Cash Flows Year ended December 31, 2007 (in thousands)
Condensed Consolidating Statement of Cash Flows Period from March 23, 2006 to December 31, 2006 (in thousands)
Condensed Consolidating Statement of Cash Flows Period from January 1, 2006 to March 22, 2006 (in thousands)
SIGNATURES
EXHIBIT INDEX