Form 10-Q
period 2009-03-31
Capmark Financial Group Inc.
filed 2009-05-15
CIK 1406508

Use these links to rapidly review the document
CAPMARK FINANCIAL GROUP INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-146211

CAPMARK FINANCIAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1902188 (I.R.S. Employer Identification No.)
116 Welsh Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)
(215) 328-4622 (Registrant's telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Registrant is a voluntary filer and has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

        As of April 30, 2009, 426,880,631 shares of the Registrant's common stock, par value of $.001 per share, were outstanding.

 CAPMARK FINANCIAL GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Balance Sheet (unaudited)

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
Assets
Cash, cash equivalents and restricted cash	$3,397,779	$874,390
Accounts and other receivables	386,364	343,780
Investment securities:
Trading	81,199	1,457,384
Available for sale	743,155	843,967
Loans held for sale	3,803,344	3,970,683
Loans held for investment, net of allowance for loan losses of $167.5 million and $108.2 million as of March 31, 2009 and December 31, 2008, respectively	8,023,954	8,207,980
Real estate investments	1,731,980	1,844,924
Equity investments	1,438,159	1,568,057
Mortgage servicing rights	791,130	817,189
Current taxes receivable	116,515	133,395
Intangible assets, net	95,995	99,348
Other assets	524,702	477,078

Total assets	$21,134,276	$20,638,175

Liabilities and Equity
Liabilities:
Short-term borrowings	$3,202,098	$3,310,758
Collateralized borrowings in securitization trusts	181,239	184,086
Other long-term borrowings	8,072,448	8,098,749
Deposit liabilities	7,158,244	5,690,930
Real estate syndication proceeds and related liabilities	1,196,080	1,258,743
Other liabilities	667,625	689,624

Total liabilities	20,477,734	19,232,890

Commitments and Contingent Liabilities	—	—
Mezzanine Equity	72,902	72,851
Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value; 650,000,000 shares authorized; 412,900,918 shares issued and outstanding as of March 31, 2009 and December 31, 2008	413	413
Capital paid in excess of par value	2,064,264	2,063,280
Retained deficit	(1,669,094)	(941,398)
Accumulated other comprehensive income, net of tax:
Net unrealized loss on investment securities and derivative instruments	(3,193)	(18,468)
Net foreign currency translation adjustment	53,037	42,207

Total accumulated other comprehensive income, net of tax	49,844	23,739

Total stockholders' equity	445,427	1,146,034
Noncontrolling interests	138,213	186,400

Total equity	583,640	1,332,434

Total liabilities and equity	$21,134,276	$20,638,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net Interest Income
Interest income	$162,885	$276,978
Interest expense	150,772	215,875

Net interest income	12,113	61,103
Provision for loan losses	98,715	7,629

Net interest income after provision for loan losses	(86,602)	53,474

Noninterest Income
Net (losses) gains:
Net losses on loans	(229,200)	(357,167)
Net losses on investments and real estate	(247,361)	(11,738)
Other (losses) gains, net	(9,061)	19,251
Mortgage servicing fees	41,456	54,210
Trust fees	23,570	35,382
Asset management fees	17,187	18,763
Placement fees	7,324	17,630
Investment banking fees and syndication income	2,273	13,823
Other fees	2,498	3,001
Equity in loss of joint ventures and partnerships	(143,503)	(9,993)
Net real estate investment and other income	33,269	23,614

Total noninterest income	(501,548)	(193,224)

Net revenue	(588,150)	(139,750)

Noninterest Expense
Compensation and benefits	67,094	89,637
Amortization of mortgage servicing rights	32,765	35,232
Occupancy and equipment	15,059	21,750
Professional fees	39,083	24,292
Other expenses	37,423	37,699

Total noninterest expense	191,424	208,610

Loss before income tax provision (benefit)	(779,574)	(348,360)
Income tax provision (benefit)	2,369	(120,003)

Net loss	(781,943)	(228,357)
Plus: Net loss attributable to noncontrolling interests	54,247	15,498

Net loss attributable to Capmark Financial Group Inc.	$(727,696)	$(212,859)

Basic net loss per share attributable to Capmark Financial Group Inc.:
Net loss per share attributable to Capmark Financial Group Inc.	$(1.70)	$(0.49)
Weighted average shares outstanding	427,131	432,940
Diluted net loss per share attributable to Capmark Financial Group Inc.:
Net loss per share attributable to Capmark Financial Group Inc.	$(1.70)	$(0.49)
Weighted average shares outstanding	427,131	432,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Changes in Equity (unaudited)

(in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Common Stock
Balance at beginning of period	$413	$413

Balance at end of period	413	413

Capital Paid in Excess of Par Value
Balance at beginning of period	2,063,280	2,050,361
Additional shares issued	—	3
Stock-based compensation expense	1,035	6,693
Other	(51)	(158)

Balance at end of period	2,064,264	2,056,899

Retained (Deficit) Earnings
Balance at beginning of period	(941,398)	418,876
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159	—	(9,805)
Net loss attributable to Capmark Financial Group Inc.	(727,696)	(212,859)
Other	—	(506)

Balance at end of period	(1,669,094)	195,706

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of period	23,739	36,983
Net unrealized gain (loss) on investment securities and derivative instruments	15,275	(11,607)
Net foreign currency translation adjustment	10,830	1,570

Balance at end of period	49,844	26,946

Total Stockholders' Equity	445,427	2,279,964

Noncontrolling Interests
Balance at of beginning period	186,400	330,196
Net loss attributable to noncontrolling interests	(54,247)	(15,498)
Noncontrolling interests proceeds received, net	7,296	18,275
Other	(1,236)	6,593

Balance at end of period	138,213	339,566

Total Equity	$583,640	$2,619,530

Comprehensive Loss
Net loss	$(781,943)	$(228,357)
Other comprehensive income (loss)	26,105	(10,037)

Comprehensive loss	(755,838)	(238,394)
Plus: Comprehensive loss attributable to the noncontrolling interests	54,247	15,498

Comprehensive loss attributable to Capmark Financial Group Inc.	$(701,591)	$(222,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Condensed Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Operating Activities
Net cash provided by (used in) operating activities	$1,209,810	$(434,923)

Investing Activities
Net decrease in restricted cash	12,985	5,118
Proceeds from sales of investment securities classified as available for sale	1,926	—
Repayments of investment securities classified as available for sale	18,509	24,350
Purchases of investment securities classified as available for sale	(41,170)	(26,301)
Proceeds from/repayments of loans held for investment	283,877	310,553
Origination/purchase of loans held for investment	(248,597)	(752,188)
Proceeds from sales of real estate investments	8,139	50,722
Purchases of real estate investments	(16,410)	(80,426)
Net purchases of property and equipment	(1,122)	(927)
Proceeds from sales of/capital distributions from equity investments	2,789	14,897
Purchases of equity investments	(65,781)	(62,645)
Purchases of mortgage servicing rights	(830)	—
Other investing activities, net	892	37

Net cash used in investing activities	(44,793)	(516,810)

Financing Activities
Net (decrease) increase in short-term borrowings	(102,916)	1,092,466
Repayments of collateralized borrowings in securitization trusts	(76)	—
Proceeds from issuance of other long-term borrowings	224,517	588,997
Repayments of other long-term borrowings	(224,690)	(68,379)
Net increase (decrease) in deposit liabilities	1,465,254	(1,064,433)
Real estate syndication proceeds received	1,438	29,917
Noncontrolling interests proceeds received, net	7,296	18,275
Repurchases of mezzanine equity net of additional common shares issued	—	(2,455)
Other financing activities, net	—	2,961

Net cash provided by financing activities	1,370,823	597,349

Effect of Foreign Exchange Rates on Cash	535	32,943

Net Increase (Decrease) in Cash and Cash Equivalents	2,536,375	(321,441)
Cash and Cash Equivalents, Beginning of Period(1)	724,770	1,204,477

Cash and Cash Equivalents, End of Period(1)	$3,261,145	$883,036

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(9,488)	$23,316
Interest paid	107,593	209,995

Note:

(1)
Cash and cash equivalents exclude restricted cash of $136.6 million as of March 31, 2009, $149.6 million as of December 31, 2008 and $227.2 million as of March 31, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Operations

        Capmark Financial Group Inc. ("Capmark") is a diversified company that provides financial services to investors in commercial real estate-related assets. Capmark has three core businesses: lending and mortgage banking, investments and funds management, and servicing. Capmark operates in North America, Europe and Asia. As used herein, the term "the Company" refers to Capmark Financial Group Inc. and its consolidated subsidiaries, except where it is clear that the term means only Capmark Financial Group Inc.

        Prior to March 23, 2006, the Company was an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation ("GMAC"). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the "Sponsors") acquired a controlling equity stake in the Company from a subsidiary of GMAC. As of March 31, 2009, the Sponsors and one other investor owned approximately 75.4 percent of the Company's common stock; employees, former employees and non-employee directors (collectively, the "Management Stockholders") owned approximately 3.3 percent of the Company's common stock and a subsidiary of GMAC owned approximately 21.3 percent of the Company's common stock. The changes in ownership and the other related transactions that occurred on March 23, 2006 are referred to as the "Sponsor Transactions" in these notes to the condensed consolidated financial statements.

        Historically, the Company has performed certain lending, real estate investment and servicing activities in Europe and Asia. In 2008, the Company ceased proprietary lending and investing activities in Europe and Asia and focused on managing its existing loan, investment and fee-for-services businesses in those regions. While the Company continues to originate loans for third parties and government-sponsored enterprises ("GSEs"), in light of market conditions, the Company has also substantially reduced proprietary loan originations and investment activities in North America.

2. Risks and Uncertainties

Going Concern

        As a result of the adverse conditions in the financial and capital markets and general economic conditions throughout 2008 and continuing in 2009, the Company incurred operating losses due principally to fair value adjustments on its loans held for sale, impairments on its real estate and investment portfolios and an increase in the provision for loan losses on its portfolio of loans held for investment. The combination of pre-tax operating losses and valuation allowances on the Company's deferred tax assets contributed to a significant decline in stockholders' equity. As a result, the Company was not in compliance with the leverage ratio covenant in the senior credit facility and bridge loan agreement for the quarters ended December 31, 2008 and March 31, 2009.

        In light of adverse market conditions and the Company's operating results as well as the negative effect on its liquidity from the near-term maturity of its bridge loan, the Company entered into discussions with the lenders under its senior credit facility and bridge loan agreement. On May 8, 2009, the Company received a commitment from certain lenders under the bridge loan agreement and senior credit facility to provide a new term loan facility of up to $1.5 billion (the "Facility"). Proceeds from the Facility, along with $75.0 million in cash, will be used to refinance a portion of the Company's bridge loan agreement and senior credit facility.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

2. Risks and Uncertainties (Continued)

        The Facility will be guaranteed by each of the guarantors under the bridge loan agreement and senior credit facility and certain material domestic wholly-owned subsidiaries of the Company. The Facility will be secured by a pledge and security interest on substantially all of the Company's U.S. and Canadian non-bank mortgage loans and foreclosed real estate. The Facility will contain a number of financial and operating covenants, including minimum liquidity covenants and run rate operating expense covenants, limitations on incurring debt, granting liens and making certain restricted payments, investments and capital expenditures. The maturity date of the Facility will be March 23, 2011, provided that if as of April 15, 2010, 90% of the Company's senior notes due 2010 have not been repaid or redeemed, refinanced, exchanged or extended beyond June 30, 2011 and/or converted to equity, the maturity date of the Facility will be accelerated to April 2010.

        In connection with the Facility, the Company will enter into amendments to the senior credit facility and bridge loan agreement (the "Amendments"). The Amendments will extend the maturity date under the bridge loan agreement to the maturity date of the Facility, conform the financial covenants in those agreements to the financial covenants in the Facility and amend certain other provisions of those agreements, including amendments necessary to enter into the Facility. The Facility and the Amendments are subject to a number of closing conditions, including the negotiation and execution of definitive agreements and related documents satisfactory to the lenders. The Company is seeking to document and close the Facility and the Amendments by May 21, 2009.

        To facilitate the execution of definitive agreements with respect to the Facility, as well as the further amendments to the bridge loan agreement and senior credit facility described above, as of May 14, 2009, the Company has obtained a further extension of the maturity date of 100% of its outstanding bridge loan to May 21, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive the Company's compliance with the leverage ratio covenant for the quarters ended December 31, 2008 and March 31, 2009. These waivers are effective through May 21, 2009.

        If the Company does not close the Facility and the Amendments by May 21, 2009 and the lenders under the senior credit facility and bridge loan agreement fail to waive or eliminate the leverage ratio covenant beyond May 21, 2009 and further extend the maturity of the bridge loan agreement, the Company will default under these agreements upon expiration of the waivers and the extension and the majority lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of the Company's debt obligations would permit the Company's senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including the senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of the Company's obligations, it would likely be unable to pay all such obligations. In such an event, if the Company has not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of its assets or through some other form of restructuring, it will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code. The Company's management believes that access to capital markets is extremely limited in the current economic environment. Due to these conditions and events, substantial doubt exists about the Company's ability to continue as a going concern.

        The Company is performing a review of all of its businesses, including exploring strategic alternatives for such businesses and implementing significant expense reduction initiatives. The Company has engaged advisors to assist with its efforts to manage expenses and evaluate its strategic alternatives.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

2. Risks and Uncertainties (Continued)

        The Company continues to actively manage its assets while maintaining adequate liquidity to support its operations. Further, the Company's management is focused on maintaining appropriate regulatory capital at Capmark Bank ("Capmark Bank US"), the Company's wholly-owned industrial bank subsidiary chartered by the State of Utah.

        The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts of liabilities that may result from the outcome of the Company's discussions with the lenders under the senior credit facility and bridge loan agreement, which would affect its ability to continue as a going concern.

Other Risks and Uncertainties

        In addition to the risk discussed above, the Company's primary business risks include: liquidity risk, credit risk, interest rate and other market risks, and operational risk and are more fully described in Note 2 of the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K. Management of these risks affects both the level and stability of the Company's earnings.

3. Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnote disclosures required for annual financial reporting. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company's 2008 Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expense. The Company's estimates and assumptions are affected by risks and uncertainties, including those associated with credit exposure and interest rate and market spread volatility. Management uses available information in developing estimates and assumptions. Future changes in credit and market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying condensed consolidated financial statements.

        The Company consolidates all wholly-owned and majority-owned subsidiaries that it controls. In certain cases, economic ownership interests and control do not strictly align and there are other specific consolidation criteria that must be applied under GAAP, and in those cases the Company follows the accounting policies more fully described in Note 3 of the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations and cash flows for the interim

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Recently Issued Accounting Standards (Continued)

periods presented. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.

        Certain items in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.

        The Company has a number of related party arrangements in conjunction with its business as more fully described in Note 24 of the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K. Affiliates of Goldman Sachs Capital Partners, a member of the Sponsors, act as lenders under the senior credit facility and bridge loan agreement. See Note 2 for a discussion of amendments and waivers to the senior credit facility and bridge loan agreement that the Company intends to enter into in connection with the closing of the Facility. The Company has not entered into any other material related party arrangements subsequent to December 31, 2008.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," or "SFAS No. 159," on January 1, 2008. The Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

        The Company adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "SFAS No. 160," on January 1, 2009. The required disclosures and changes in financial statement presentation are reflected in these condensed consolidated financial statements.

Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations," or "SFAS No. 141R," which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Prior to the adoption of SFAS No. 141R, any adjustments to the FASB Interpretation No. ("FIN") 48 reserve were recorded as an increase to goodwill if an expense and, if a benefit, are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Subsequent to the adoption of SFAS No. 141R, the above rule will no longer apply and any expense or benefit associated with realizing (or re-measuring) unrecognized tax benefits will be recorded as part of income tax expense. SFAS No. 141R has been applied by the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141R did not have a material impact on the Company's condensed consolidated financial statements. In connection with the adoption of SFAS No. 141R, all adjustments to tax liabilities associated with FIN 48, if any, will be recorded as a component of income tax expense.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Recently Issued Accounting Standards (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "SFAS No. 160," which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity (as opposed to as a liability or mezzanine equity) in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 was adopted by the Company on January 1, 2009 and the required disclosures and changes in financial statement presentation are reflected in these condensed consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 was adopted by the Company on January 1, 2009 and the required disclosures are included in Note 15 to these condensed consolidated financial statements.

        In September 2008, the FASB issued Emerging Issues Task Force ("EITF") 08-05, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement," or "EITF 08-05." EITF 08-05 requires issuers of liability instruments with a third-party guarantee or other credit enhancement to exclude the effect of the credit enhancement when measuring the liability's fair value. The effect of initially applying the guidance in EITF 08-05 shall be included in the change in fair value in the period of adoption. EITF 08-05 was adopted by the Company on January 1, 2009 and did not have a material impact on these condensed consolidated financial statements.

        In November 2008, the FASB issued EITF 08-06, "Equity Method Investment Accounting Considerations," or "EITF 08-06." EITF 08-06 addresses the potential effect of SFAS No. 141R and SFAS No. 160 on equity method accounting under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," or "Opinion No. 18." EITF 08-06 will continue existing practices under Opinion No. 18 including the use of a cost accumulation approach to initial measurement of the investment. The EITF will not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee's carrying value for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with Opinion No. 18. EITF 08-06 was adopted by the Company on January 1, 2009 and did not have a material impact on these condensed consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," or "FSP FAS 157-4," to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset and liability have significantly decreased. FSP FAS 157-4 is effective for the Company for

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

3. Basis of Presentation and Recently Issued Accounting Standards (Continued)

its Quarterly Report on Form 10-Q for the period ending June 30, 2009. Management is currently evaluating the impact of FSP FAS 157-4 on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," or "FSP FAS 115-2 and FAS 124-2." The FSP modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for the Company for its Quarterly Report on Form 10-Q for the period ending June 30, 2009. Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or "FSP FAS 107-1 and APB 28-1". The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," or "SFAS No. 107," to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company will include the required disclosures in the notes to its consolidated financial statements for its Quarterly Report on Form 10-Q for the period ending June 30, 2009.

4. Investment Securities

        Investment securities classified as available for sale include: commercial mortgage backed securities ("CMBS"); asset-backed securities ("ABS"); collateralized debt obligations ("CDOs") which may be collateralized by CMBS, unsecured real estate investment trust debt and other real estate-related investments; tax-exempt securities; certain Japanese bonds ("TMK securities"); securities backed by Ginnie Mae, Fannie Mae and Freddie Mac ("GSE securities"); U.S. Treasury securities; and other investment securities.

        The following table summarizes the Company's investment securities classified as available for sale, by security type (in thousands):

	March 31, 2009				December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
CMBS, ABS and CDOs	$36,678	$2,568	$—	$39,246	$43,459	$917	$—	$44,376
Tax-exempt securities	263,076	3,241	—	266,317	242,568	57	—	242,625
TMK securities	187,676	1,166	—	188,842	325,343	—	—	325,343
GSE securities	227,168	6,431	—	233,599	219,264	7	—	219,271
U.S. Treasury and other securities	14,925	226	—	15,151	12,033	319	—	12,352

Total	$729,523	$13,632	$—	$743,155	$842,667	$1,300	$—	$843,967

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

4. Investment Securities (Continued)

        For the three months ended March 31, 2009, the Company recognized losses of $1.4 million and received proceeds of $1.9 million on sales of investment securities classified as available for sale. The Company did not sell any investment securities classified as available for sale for the three months ended March 31, 2008. Gross realized gains and losses are recognized as a component of net losses on investments and real estate in the condensed consolidated statement of operations.

        The Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. The Company's evaluation includes a credit analysis of its investment securities based on the preparation of cash flow projections reflecting its monitoring of the underlying assets and relevant market information. In the case of subordinate CMBS, ABS and CDOs, the Company also considers its projected loss position in the relevant securities. Impairments considered other-than-temporary typically result from a decline in the projected cash flows due to increased loss projections and the Company's determination that the impairments will not otherwise be recovered. As a result of the Company's evaluation, and its conclusion that the amount it expects to recover on some of its investment securities was less than the amortized cost of those securities, the Company recognized impairment charges for declines in value in certain investment securities classified as available for sale, primarily consisting of CMBS, ABS and CDOs, that were considered other-than-temporary and were primarily related to the performance of the underlying collateral. In addition, as of March 31, 2009, management determined that the Company may no longer have the ability to hold certain securities for which the fair value had declined below amortized cost for a period of time sufficient to allow for the recovery in fair value. As a result of this determination, an impairment charge on those investment securities was also recognized. Total impairment charges recognized were $68.5 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively. The impairment charges were recorded as a component of net losses on investments and real estate in the consolidated statement of operations.

5. Loans Held for Sale

        Loans held for sale carried at fair value, by loan type, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Floating rate mortgage loans	$2,926,560	$3,178,369
Fixed rate mortgage loans	856,816	788,317
Construction loans	19,968	3,997

Total	$3,803,344	$3,970,683

        No loans were transferred from "held for sale" to "held for investment" for the three months ended March 31, 2009 or the year ended December 31, 2008.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

6. Loans Held for Investment

        Loans held for investment, by loan type, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Floating rate mortgage loans	$5,994,130	$5,895,031
Fixed rate mortgage loans	664,007	692,780
Construction loans	1,296,739	1,423,119
Acquired non-performing loans	236,598	305,261

Total	8,191,474	8,316,191
Allowance for loan losses	(167,520)	(108,211)

Net	$8,023,954	$8,207,980

        The "Total" amounts set forth in the table above are equal to the unpaid principal balance of the loans less the amount of any fair value adjustments applied to any loans that were previously classified as held for sale and other discounts to carrying value. The aggregate amount of such adjustments/discounts for all loans held for investment was $46.4 million and $56.0 million as of March 31, 2009 and December 31, 2008, respectively.

        The Company's allowance for loan losses is established, monitored and maintained on the basis of past loan experience, the current composition of the loan portfolio, historical credit migration, property type diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

        The following table summarizes activity related to the Company's allowance for loan losses (in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Balance at beginning of period	$108,211	$28,752
Provision for loan losses	98,715	7,629
Loans charged off	(27,794)	(4,000)
Foreign currency translation adjustment	(1,663)	285
Transfers and other(1)	(9,949)	(578)

Balance at end of period	$167,520	$32,088

Note:

(1)
"Transfers and other" includes the impact of transfers of loans held for investment to real estate acquired through foreclosure.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

6. Loans Held for Investment (Continued)

        The following table summarizes information about loans originated by the Company that are held for investment and have specifically been identified as being impaired (in thousands):

	March 31, 2009	December 31, 2008
Impaired loans with an allowance for loan losses	$620,085	$330,822
Impaired loans without an allowance for loan losses	37,712	54,473

Total impaired loans	657,797	385,295
Allowance for loan losses on impaired loans	(106,924)	(50,111)

Net impaired loans	$550,873	$335,184

        The average balance of total impaired loans was $521.5 million and $114.3 million for the three months ended March 31, 2009 and 2008, respectively.

        The allowance for loan losses on impaired loans is included in the Company's overall allowance for loan losses. In general, the Company does not recognize interest income on impaired loans. Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. The Company may recognize interest income on loans that have been modified in troubled debt restructurings when the loan is performing in accordance with its restructured terms.

        There were no acquisitions of non-performing loans for the three months ended March 31, 2009. Acquisitions of non-performing loans were not material for the year ended December 31, 2008. Charges for impairments of acquired non-performing loans totaled $6.9 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

7. Real Estate Investments

        Real estate investments, by classification and geographic region, consisted of the following (in thousands):

	North America	Asia	Total
As of March 31, 2009
Held for investment, net of depreciation	$403,387	$794,246	$1,197,633
Held for sale	61,899	237,827	299,726
Acquired through foreclosure	97,023	137,598	234,621

Total	$562,309	$1,169,671	$1,731,980

As of December 31, 2008
Held for investment, net of depreciation	$454,511	$925,444	$1,379,955
Held for sale	12,769	314,702	327,471
Acquired through foreclosure	99,266	38,232	137,498

Total	$566,546	$1,278,378	$1,844,924

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

8. Equity Investments

        Equity investments, by investment type, consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent of portfolio	Amount	Percent of portfolio
Investments in affordable housing partnerships in the United States	$740,631	51%	$786,512	50%
Investments in real estate equity investment funds in the United States	277,325	19	342,304	22
Investments in other real estate ventures in the United States	130,891	9	138,050	9
Investments in non-performing commercial loan and real estate joint ventures, principally in Asia	110,533	8	119,429	8
Investments in real estate projects, joint ventures and real estate equity investment funds in Europe	56,077	4	83,752	5
Investments in CMBS and debt investment funds, with collateral principally in the United States	45,379	3	34,386	2
Other(1)	77,323	6	63,624	4

Total	$1,438,159	100%	$1,568,057	100%

Note:

(1)
Includes an investment in the capital stock of the Federal Home Loan Bank ("FHLB") of Seattle of $57.9 million and $48.9 million as of March 31, 2009 and December 31, 2008, respectively.

9. Mortgage Servicing Rights

        The following table summarizes activity related to the Company's mortgage servicing rights (in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Balance at beginning of period	$817,189	$890,550
Additions	6,948	6,222
Amortization	(32,765)	(35,232)
Other	(242)	(107)

Balance at end of period	$791,130	$861,433

        Based on the Company's quarterly impairment analyses, the Company did not have a valuation allowance related to mortgage servicing rights in the periods presented.

        The estimated fair value of mortgage servicing rights was $885.4 million and $894.9 million as of March 31, 2009 and December 31, 2008, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

10. Short-term and Long-term Borrowings

        Outstanding borrowings consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Short-term borrowings	$3,202,098	$3,310,758
Collateralized borrowings in securitization trusts	181,239	184,086
Other long-term borrowings	8,072,448	8,098,749

Total	$11,455,785	$11,593,593

Short-term borrowings

        In connection with the Sponsor Transactions, the Company entered into a senior credit facility with a syndicate of lenders. The senior credit facility is unsecured and includes a $2.75 billion multi-currency revolving credit facility. In October 2008, the Company drew down substantially all of the remaining capacity under the revolving credit facility. The Company had $2.7 billion of indebtedness outstanding under the revolving credit facility as of March 31, 2009 and December 31, 2008. These amounts bear interest at rates equal to short-term index rates appropriate for the currencies borrowed (such as LIBOR) plus a margin that is based on the credit ratings assigned to the Company's long-term senior unsecured indebtedness. In addition, the Company pays a facility fee based on the committed amount of the facility. See Note 2 for a discussion of the amendments to the senior credit facility, which includes the revolving credit facility, that the Company intends to enter into in connection with the closing of the Facility.

        The Company has secured and unsecured lines of credit with various banks. Balances borrowed on a short-term basis under these lines of credit totaled $488.6 million and $618.3 million as of March 31, 2009 and December 31, 2008, respectively. Interest rates are fixed or variable and proceeds may have been discounted at the time of issuance. The Company's secured borrowings provide multi-currency denominated funding through repurchase agreements and collateralized borrowing arrangements. Interest rates are variable and based on market rate indices. Generally, interest is paid monthly on these borrowings.

        Capmark Bank US also has access to unsecured Federal funds issued by unaffiliated banks. These borrowings are unsecured and issued at fixed interest rates at terms not greater than 364 days. Balances borrowed on a short-term basis under unsecured Federal funds issued by unaffiliated banks and secured lines of credit with various banks totaled $50.0 million as of March 31, 2009. There were no outstanding balances under these arrangements as of December 31, 2008.

        See Note 2 for a discussion of the status of the Company's compliance with the covenant requirements for the senior credit facility and amendments to the covenant requirements to conform to the covenants in the Facility. Management believes that the Company was in compliance with its covenant requirements for all other short-term borrowings as of March 31, 2009.

Long-term borrowings

        The senior credit facility also includes a $2.75 billion multi-currency term loan facility. Foreign currency fluctuations resulted in amounts available that were less than the contractual capacity as of March 31, 2009 and December 31, 2008. The Company had $2.6 billion and $2.7 billion of indebtedness

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

10. Short-term and Long-term Borrowings (Continued)

outstanding under the term loan facility, with no additional capacity, as of March 31, 2009 and December 31, 2008, respectively. See Note 2 for a discussion of amendments to the senior credit facility that the Company intends to enter into in connection with the closing of the Facility.

        In connection with the Sponsor Transactions, the Company entered into a $5.25 billion bridge loan agreement with a syndicate of lenders. The Company had $824.8 million and $833.0 million of indebtedness outstanding under the bridge loan as of March 31, 2009 and December 31, 2008, respectively. The bridge loan contains financial and other covenants that are substantially similar to those contained in the senior credit facility. See Note 2 for a discussion of the Company's extension of the bridge loan maturity date and the amendments to such agreement that the Company intends to enter into in connection with the closing of the Facility.

        See Note 2 for a discussion of the status of the Company's compliance with the covenant requirements for the senior credit facility and bridge loan agreement and amendments to the covenant requirements to conform to the covenants in the Facility. Management believes that the Company was in compliance with its covenant requirements for all other long-term borrowings as of March 31, 2009.

        The following table summarizes the carrying value of the Company's assets that are pledged as collateral for the payment of related secured borrowings (in thousands):

	March 31, 2009	December 31, 2008
Loans held for sale	$816,559	$1,244,189
Loans held for investment	4,076,779	4,488,466
Investment securities classified as trading	—	53,945
Investment securities classified as available for sale	220,096	209,503
Real estate investments	434,569	769,249
Equity investments(1)	57,858	48,858
Other	—	39,561

Total assets pledged as collateral	$5,605,861	$6,853,771

Related secured borrowings	$2,420,112	$2,417,987

Note:

(1)
Represents an investment in the capital stock of the FHLB of Seattle.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

10. Short-term and Long-term Borrowings (Continued)

        The following table bifurcates the assets pledged as collateral (substantially consisting of loans) for Capmark Bank US and for the rest of the Company (in thousands):

	March 31, 2009	December 31, 2008
Capmark Bank US:
Total assets	$10,242,231	$8,469,619
Total assets pledged as collateral	4,658,992	5,390,891
Related secured borrowings	1,663,504	1,363,504
Remaining secured borrowing capacity	997,809	2,174,340
Non-Capmark Bank US:
Total assets	$10,892,045	$12,168,556
Total assets pledged as collateral	946,869	1,462,880
Related secured borrowings	756,608	1,054,483
Remaining secured borrowing capacity	12,795	12,683

        Capmark Bank US's remaining secured borrowing capacity consists of capacity with the FHLB of Seattle and the Federal Reserve Bank ("FRB") of San Francisco and is reported as of March 31, 2009 and December 31, 2008. Actual borrowing capacity on any business day is subject to change as individual qualifying loans are routinely pledged and de-pledged by Capmark Bank US in the normal course of business. Additionally, changes in loan performance and other collateral-specific criteria may affect whether an individual loan continues to qualify as collateral.

        The amounts shown above for Non-Capmark Bank US include total assets pledged as collateral related to the consolidation of certain low-income housing tax credit ("LIHTC") partnerships and assets collateralized in securitization trusts, in the aggregate, of $470.7 million and $485.7 million as of March 31, 2009 and December 31, 2008, respectively, and related secured borrowings of $381.9 million and $364.5 million as of March 31, 2009 and December 31, 2008, respectively.

11. Variable Interest Entities

        The Company is involved with various entities in the normal course of business that may be deemed to be variable interest entities ("VIEs"). The Company consolidates certain VIEs for which it is determined to be the primary beneficiary. The Company holds significant variable interests in VIEs that have not been consolidated because it is not considered the primary beneficiary. In addition, the Company is a sponsor and holds a variable interest in numerous VIEs of which it is not considered to be the primary beneficiary. The Company initially determines if it is the primary beneficiary of a VIE using a qualitative approach based on the estimated economics of the VIE. Otherwise, the Company uses a quantitative approach to determine if it is the primary beneficiary, allocating estimated cash flows to each variable interest holder based on seniority of each of the cash flow scenarios that are probability weighted and used to determine the VIE's expected losses and expected residual returns. The significant judgments and assumptions made by the Company in determining whether to consolidate a VIE, including a description of the Company's involvement in the VIE, are discussed in Note 13 of the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K.

        The Company reviews and determines quarterly whether a reconsideration event has occurred which could change the status of a VIE or primary beneficiary of a VIE. There were no material reconsideration events in the first quarter of 2009.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

11. Variable Interest Entities (Continued)

        The Company did not provide any financial support that it was not contractually obligated to provide for the three months ended March 31, 2009. The Company provided $0.5 million of financial support for real estate investments that it was not contractually required to provide for the three months ended March 31, 2008. This support was provided to satisfy the real estate investment VIE's working capital requirements.

        The following table sets forth the carrying amounts of the assets and liabilities and sources of maximum exposure of non-consolidated VIEs, including significant variable interests as well as sponsored entities with a variable interest: (in thousands):

				Maximum exposure to loss(3)
	Size of VIEs(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)	Purchased and retained interests	Commitments, guarantees and collateral	Loans and investments	Other	Total
As of March 31, 2009
Lower-tier operating partnerships	$6,053,349	$91,695	$—	$—	$279,069	$—	$—	$279,069
Non-guaranteed upper-tier tax credit funds	342,614	—	—	—	—	—	—	—
New markets tax credit funds	402,256	261,158	—	—	—	270,998	—	270,998
Collateralized debt obligations	3,997,131	25,802	—	25,802	—	—	—	25,802
Real estate investments	259,539	127,174	80,592	—	—	—	46,483	46,483
CMBS securitization trusts	2,820,272	200,340	181,239	18,931	—	—	—	18,931
Trust preferred securities	250,001	1	250,000	1	250,000	—	—	250,001

Total	$14,125,162	$706,170	$511,831	$44,734	$529,069	$270,998	$46,483	$891,284

As of December 31, 2008
Lower-tier operating partnerships	$6,466,230	$112,502	$—	$—	$270,384	$—	$—	$270,384
Non-guaranteed upper-tier tax credit funds	352,972	—	—	—	—	—	—	—
New markets tax credit funds	376,706	238,418	—	—	—	248,258	—	248,258
Collateralized debt obligations	4,122,931	32,027	—	32,027	—	—	—	32,027
Real estate investments	241,471	118,321	71,380	—	—	—	46,483	46,483
CMBS securitization trusts	3,209,640	204,222	184,086	19,956	—	—	—	19,956
Trust preferred securities	250,001	1	250,000	1	250,000	—	—	250,001

Total	$15,019,951	$705,491	$505,466	$51,984	$520,384	$248,258	$46,483	$867,109

Notes:

(1)
Size of the VIEs represents the amount of the underlying assets held by the VIEs.

(2)
Amounts represent the carrying amount of the VIEs' assets and liabilities included in the Company's condensed consolidated balance sheet.

(3)
Maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets included in the condensed consolidated balance sheet, but also potential losses associated with off-balance sheet commitments such as unfunded liquidity and/or lending commitments and other contractual arrangements.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

11. Variable Interest Entities (Continued)

        The following table sets forth the carrying amounts of the assets and liabilities of consolidated VIEs for which the Company is the primary beneficiary (in thousands):

	Total assets(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)
As of March 31, 2009
Guaranteed upper-tier tax credit funds	$1,082,460	$765,330	$893,448
Lower-tier operating partnerships	458,738	458,738	341,598
New markets tax credit funds	629,100	502,950	—
Real estate investments	25,666	25,666	34,808

Total	$2,195,964	$1,752,684	$1,269,854

	Total assets(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)
As of December 31, 2008
Guaranteed upper-tier tax credit funds	$1,117,150	$808,371	$940,176
Lower-tier operating partnerships	445,383	445,383	336,962
New markets tax credit funds	696,828	547,702	—
Real estate investments	24,293	24,293	37,735

Total	$2,283,654	$1,825,749	$1,314,873

Notes:

(1)
Total assets represent the amount of the underlying assets held by the VIEs before accounting for intercompany eliminations.

(2)
Amounts represent the carrying amount of the VIEs' assets and liabilities included in the Company's condensed consolidated balance sheet after accounting for intercompany eliminations.

12. Deposit Liabilities

        Deposit liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Brokered CDs at fair value	$4,621,300	$5,405,331
Brokered CDs at amortized cost	2,536,944	285,599

Total	$7,158,244	$5,690,930

        The deposits of Capmark Bank US are primarily interest-bearing and insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to current insurance program limits.

13. Income Taxes

        In the fourth quarter of 2008, the Company established a valuation allowance on its federal, state, and foreign deferred tax assets; including federal, state, and foreign net operating loss, tax credit carryforwards, and temporary tax differences, net of any deferred tax liabilities based on a more-likely-than-not threshold. The Company's ability to realize its deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carryforward periods provided for

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

13. Income Taxes (Continued)

in the tax law for each applicable tax jurisdiction. The Company concluded that a valuation allowance was still required as of March 31, 2009.

        The Company recognized approximately $1.7 million and $4.7 million of gross interest and penalties for the three months ended March 31, 2009 and 2008, respectively. The Company accrued approximately $37.3 million and $35.6 million for the payment of interest and penalties as of March 31, 2009 and December 31, 2008, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        The Company operates in multiple tax jurisdictions, both within and outside the United States. Accordingly, the Company is, from time to time, under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different expiration dates regarding the statute of limitations. The following table summarizes the tax years that remain subject to examination in the Company's major tax jurisdictions as of March 31, 2009:

United States—Federal	2004 and forward
United States—Individual States	2001 and forward
Japan	2004 and forward
Ireland	2003 and forward
Canada	2005 and forward
Taiwan	2004 and forward

        Based upon the expiration of statutes of limitations and/or conclusion of tax examinations in several jurisdictions, management believes it is reasonably possible that the total amount of previously unrecognized tax benefits as of March 31, 2009 may decrease by up to $20.6 million within the next 12 months.

14. Fair Value of Financial Instruments

        The following is a description of the financial instruments measured at fair value on a recurring basis in accordance with SFAS No. 159.

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

        As of March 31, 2009, loans held for sale for which the fair value option was elected had an aggregate fair value of $3.8 billion and an aggregate unpaid principal balance of $4.8 billion. Interest income on these loans continues to be recorded as a component of interest income in the condensed consolidated statement of operations. Net realized and unrealized losses of $224.7 million resulting from the changes in fair value of loans held for sale for which the fair value option was elected were recorded during the three months ended March 31, 2009, and reported as a component of losses on loans in the condensed consolidated statement of operations.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

Deposit Liabilities—Brokered CDs

        In connection with the adoption of SFAS No. 159, the Company elected to account for all brokered certificates of deposit ("Brokered CDs") then outstanding at fair value. Beginning in October 2008, the Company elected to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost. Beginning in January 2009, the Company elected to account for newly issued Brokered CDs with original maturities of one year or greater at amortized cost. The Company accounts for newly-issued Brokered CDs issued with original maturities of less than one year at fair value. The Company may decide to enter into interest rate swaps to hedge the interest rate risk associated with fixed-rate deposit liabilities.

        The fair value option for Brokered CDs allows the offsetting of the changes in fair value of the Brokered CDs and the derivative instruments used to economically hedge such deposits. Interest expense on these Brokered CDs continues to be recorded as a component of interest expense in the condensed consolidated statement of operations. Net losses of $5.3 million resulting from the changes in fair value of these deposits were recorded during the three months ended March 31, 2009, and reported as a component of other (losses) gains, net in the condensed consolidated statement of operations.

        For Brokered CDs accounted for at fair value under SFAS No. 159, the Company ceased deferring recognition of issuance costs because such deposits are carried at fair value. For Brokered CDs accounted for at amortized cost, issuance costs are deferred and recognized as a component of interest expense over the term of such deposits.

        The Company accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. The following tables summarize the financial assets and financial liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option (in thousands):

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2009
Assets:
Investment securities:
Trading	$—	$48,127	$33,072	$—	$81,199
Available for sale	9,944	291,220	441,991	—	743,155
Loans held for sale	—	478,056	3,314,880	—	3,792,936
Derivative assets	—	302,100	—	(197,681)	104,419

Total assets	$9,944	$1,119,503	$3,789,943	$(197,681)	$4,721,709

Liabilities:
Deposit liabilities—Brokered CDs	$—	$4,621,300	$—	$—	$4,621,300
Derivative liabilities	—	37,458	1,284	(25,897)	12,845

Total liabilities	$—	$4,658,758	$1,284	$(25,897)	$4,634,145

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2008
Assets:
Investment securities:
Trading	$1,302,945	$58,578	$95,861	$—	$1,457,384
Available for sale	7,053	262,571	574,343	—	843,967
Loans held for sale	—	208,400	3,740,452	—	3,948,852
Derivative assets	(19,440)	116,397	348	6,100	103,405

Total assets	$1,290,558	$645,946	$4,411,004	$6,100	$6,353,608

Liabilities:
Deposit liabilities—Brokered CDs	$—	$5,405,331	$—	$—	$5,405,331
Derivative liabilities	—	35,638	1,284	(27,803)	9,119

Total liabilities	$—	$5,440,969	$1,284	$(27,803)	$5,414,450

        Loans held for sale in the table above exclude $10.4 million and $21.8 million of loans held for sale in the Philippines as of March 31, 2009 and December 31, 2008, respectively, for which the Company did not elect the fair value option. In the table above, deposit liabilities exclude $2.5 billion and $0.3 billion of Brokered CDs accounted for at amortized cost as of March 31, 2009 and December 31, 2008, respectively, for which the Company did not elect the fair value option.

        The following table summarizes the aggregate fair value and unpaid principal balance of loans held for sale for which the fair value option has been elected that were 90 days or more past due or in nonaccrual status (in thousands):

	March 31, 2009	December 31, 2008
Aggregate fair value of loans 90 days or more past due	$163,554	$70,676
Aggregate unpaid principal balance in excess of fair value of loans past due 90 days or more	53,912	14,427
Aggregate fair value of loans in nonaccrual status	550,461	262,596
Aggregate unpaid principal balance in excess of fair value of loans in nonaccrual status	293,999	93,748

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        Level 3 financial assets presented in the following tables include investment securities classified as trading and available for sale, loans held for sale, and net derivatives. These instruments were valued using pricing models and discounted cash flow models that incorporate assumptions, which in management's judgment, reflect the assumptions a market participant would use including discount rates, spreads and collateral values as well as internal risk ratings and anticipated credit losses. There were no Level 3 financial liabilities as of March 31, 2009 and March 31, 2008. The following tables summarize the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Beginning balance as of December 31, 2008	$95,861	$574,343	$3,740,452	$(936)	$4,409,720
Purchases, issuances, sales and settlements	(55,258)	5,186	(97,992)	—	(148,064)
Total net realized/unrealized losses:
Included in earnings	(5,146)	(79,460)	(235,499)	(348)	(320,453)
Included in other comprehensive income	(167)	(11,642)	(32,086)	—	(43,895)
Net transfers out of Level 3	(2,218)	(46,436)	(59,995)	—	(108,649)

Ending balance as of March 31, 2009	$33,072	$441,991	$3,314,880	$(1,284)	$3,788,659

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of March 31, 2009	$(4,987)	$(80,723)	$(229,271)	$(348)	$(315,329)

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of December 31, 2007	$126,878	$675,254	$7,508,926	$3,567	$8,314,625
Transition adjustment	—	—	1,911	—	1,911

Beginning balance as of January 1, 2008	126,878	675,254	7,510,837	3,567	8,316,536
Purchases, issuances, sales and settlements	1,397	2,977	(186,991)	—	(182,617)
Total net realized/unrealized (losses) gains:
Included in earnings	(17,836)	(4,892)	(318,514)	1,954	(339,288)
Included in other comprehensive income	540	28,223	212,453	—	241,216
Net transfers into Level 3	—	—	54,390	443	54,833

Ending balance as of March 31, 2008	$110,979	$701,562	$7,272,175	$5,964	$8,090,680

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized (losses) gains relating to assets still held as of March 31, 2008	$(17,818)	$(4,892)	$(329,100)	$1,954	$(349,856)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

14. Fair Value of Financial Instruments (Continued)

        Certain financial assets are measured at fair value on a nonrecurring basis. There were no financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008. The carrying value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs. The following table presents the carrying value of certain impaired loans held for investment measured at fair value on a nonrecurring basis and any impairment recognized on such loans during the period (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended March 31, 2009	Total losses for the three months ended March 31, 2008
March 31, 2009	$—	$—	$440,412	$440,412	$74,485	$6,076

December 31, 2008	$—	$—	$335,184	$335,184

        Certain non-financial assets are measured at fair value on a nonrecurring basis. There were no non-financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2009. The fair value of real estate investments is primarily based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The fair value of equity investments is evaluated using a discounted cash flow analysis, observable competitive market data and a qualitative and quantitative evaluation of the investees. The following table presents the carrying value of certain impaired non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2009 and any impairment recognized on such assets and reported as a component of net losses on investments and real estate in the condensed consolidated statement of operations for the three months ended March 31, 2009 (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009	Total losses for the three months ended March 31, 2009
Real estate investments, held for investment(1)	$—	$—	$416,839	$416,839	$78,444
Real estate investments, acquired through foreclosure(1)	—	—	234,621	234,621	26,196
Equity investments	—	—	166,171	166,171	13,059

Note:

(1)
Impairments on real estate investments held for investment and acquired through foreclosure were primarily recognized in the Company's Asian Operations business segment.

        Intangible assets are non-financial assets measured at fair value on a nonrecurring basis. As of March 31, 2009, the Company does not have any impaired intangible assets and did not recognize any impairment on intangible assets for the three months ended March 31, 2009.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

15. Derivative Instruments

        The Company primarily uses derivative instruments in connection with its risk management activities. The Company's primary objective in utilizing these derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the Company's assets and liabilities. Minimizing this volatility enables the Company to mitigate the impact of market risk on earnings. The derivative instruments that the Company uses include swaps, caps, forwards, options and swaptions, all of which may be exchange-traded or contracted in the over-the-counter market.

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133," as amended and interpreted, the Company records derivative instruments at estimated fair value in the condensed consolidated balance sheet. Gains and losses resulting from changes in the fair value of such instruments are accounted for depending on whether or not they qualify for hedge accounting.

        Interest rate risk exposure—as of March 31, 2009, the Company's fair value hedges consisted of interest rate swaps associated with Brokered CDs with original maturities of one year or greater. The hedging relationships are expected to be highly effective in achieving offsetting changes in fair value attributable to the designated hedge risk during the hedge period. The fair value change in the Brokered CDs is included as a basis adjustment of the Brokered CDs' carrying value, and the fair value change of the interest rate swaps is recorded in other assets or other liabilities, as appropriate. The difference between the change in fair value of the Brokered CDs and the change in fair value of the related interest rate swaps represents hedge ineffectiveness and is recognized in current period earnings as a component of other (losses) gains, net in the condensed consolidated statement of operations.

        Foreign exchange rate exposure—the Company makes investments in foreign operations that have functional currencies other than the U.S. dollar, which is the functional currency of the Company. The change in the carrying value of these operations, translated at month-end exchange rates, is recorded in accumulated other comprehensive income, net of tax. The change in the carrying value of these operations over future periods exposes the Company to fluctuations in currency exchange rates. In order to manage this exposure, the Company entered into a portfolio of net investment derivative instruments to minimize the impact of foreign currency exchange movements on stockholders' equity. In March 2009, the derivative instruments used to manage the foreign exchange rate exposure matured and were not replaced due to the substantial margin requirements of the Company's counterparties. The portion of the change in estimated fair value of the related derivative instruments due to changes in month-end foreign exchange rates was recorded in other assets or other liabilities, as appropriate, in the condensed consolidated balance sheet with an offset to accumulated other comprehensive income, net of tax, to the extent the derivative instrument was effective. The remainder was recorded in current period earnings as a component of other (losses) gains, net in the condensed consolidated statement of operations.

        The Company previously recognized hedge ineffectiveness in earnings if the notional amount of the derivatives exceeded the portion of the net investment that was designated as being hedged or if the derivatives' underlying exchange rate was not the exchange rate between the functional currency of the hedged net investment and the Company's functional currency.

        Derivatives classified as trading—derivative instruments that do not qualify for hedge accounting are reported at their estimated fair value in either other assets or other liabilities, as appropriate. The

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

15. Derivative Instruments (Continued)

resulting gains and losses are included in current period earnings as a component of net losses on investments and real estate in the condensed consolidated statement of operations. The net interest settlement periodically recognized for these derivative instruments is included as a component of other (losses) gains, net in the condensed consolidated statement of operations.

        The Company enters into derivative instruments to mitigate the risk associated with changes in the estimated fair value of investment securities classified as trading, fixed-rate loans held for sale and fixed-rate Brokered CDs with original maturities of less than one year. The Company also enters into interest rate swaps to mitigate the volatility in cash flows of certain of its variable rate liabilities. In addition, the Company enters into forward currency contracts to mitigate the foreign exchange risk on its foreign denominated borrowings. Beginning in March 2009, the margin required by counterparties to enter into forward currency contracts was increased and the Company elected not to replace the maturing derivative instruments which hedged the foreign exchange rate exposure. As a result, the Company's foreign exchange rate exposure has increased substantially as of March 31, 2009 compared to December 31, 2008.

        The following table presents the notional amount and fair value for derivatives designated as hedging instruments, disaggregated by asset and liability amounts for the periods indicated (in thousands):

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
	Notional	Fair value	Notional	Fair value	Notional	Fair value	Notional	Fair value
Interest rate contracts	$268,970	$21,376	$268,970	$18,978	$261,682	$2,236	$—	$—
Foreign exchange contracts	—	—	126,276	2,644	—	—	569,958	23,432

Total	$268,970	$21,376	$395,246	$21,622	$261,682	$2,236	$569,958	$23,432

        Interest rate and foreign exchange contracts are included in other assets or other liabilities, as appropriate, in the condensed consolidated balance sheet.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

15. Derivative Instruments (Continued)

        The following table presents the notional amounts and fair value for derivatives not designated as hedging instruments, and included in other assets or other liabilities in the condensed consolidated balance sheet, disaggregated by asset and liability amounts for the periods indicated (in thousands):

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Interest rate contracts	$7,250,517	$348,486	$7,929,987	$333,592	$2,193,933	$187,861	$2,440,984	$178,772
Credit default contracts	10,000	8,825	10,000	6,919	17,753	17,733	20,000	19,440
Foreign exchange contracts	978,528	95,534	838,821	53,543	58,197	1,748	2,380,070	131,984
Loan commitments	—	—	13,500	348	32,135	1,285	32,136	1,285

Total	$8,239,045	$452,845	$8,792,308	$394,402	$2,302,018	$208,627	$4,873,190	$331,481

        Interest rate, foreign exchange and credit default contracts and loan commitments are included in other assets or other liabilities, as appropriate, in the condensed consolidated balance sheet.

        The Company is required to deposit cash in collateral and margin accounts maintained by counterparties related to certain derivative positions. Collateral in the amount of $53.8 million and $135.6 million was deposited by the Company related to these arrangements as of March 31, 2009 and December 31, 2008, respectively. These amounts are netted against unrealized losses on derivative positions. The Company held $225.6 million and $101.7 million in collateral and margin accounts on behalf of counterparties as of March 31, 2009 and December 31, 2008, respectively. These amounts are netted against unrealized gains on derivative positions. Net unrealized losses are reported as a component of other liabilities in the condensed consolidated balance sheet. Net unrealized gains are reported as a component of other assets in the condensed consolidated balance sheet.

        For the three months ended March 31, 2009, a $0.7 million gain was recognized in other (losses) gains, net in the condensed consolidated statement of operations related to fair value hedging relationships. There were no gains or losses related to fair value hedging relationships for the three months ended March 31, 2008.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

15. Derivative Instruments (Continued)

        The following table presents the effect of derivative instruments designated as net investment hedges recorded in accumulated other comprehensive income during the term of the hedging relationship for periods indicated (in thousands):

							Amount of gain(loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
				Amount of gain(loss) reclassified from accumulated other comprehensive income into earnings (effective portion)
	Amount of gain/(loss) recognized in other comprehensive income on derivatives (effective portion)
			Classification of gain(loss) reclassified from accumulated other comprehensive income into earnings (effective portion)			Classification of gain(loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)
	Three months ended March 31, 2009	Three months ended March 31, 2008		Three months ended March 31, 2009	Three months ended March 31, 2008		Three months ended March 31, 2009	Three months ended March 31, 2008
Foreign exchange contracts	$37,290	$(72,050)	Other (losses) gains, net	$—	$—	Interest expense	$(1,581)	$1,934

Note:

(1)
The ineffective portion was zero for the three months ended March 31, 2009 and 2008.

        Losses of $58.2 million and $178.6 million were recognized in accumulated other comprehensive income from the inception of the net investment hedges as of March 31, 2009 and 2008, respectively.

        The following table presents the effect of derivative instruments not designated as hedging instruments under SFAS No. 133 in the condensed consolidated statement of operations (in thousands):

	Amount of gain(loss) recognized in earnings on derivatives
	Three months ended March 31, 2009	Three months ended March 31, 2008
Interest rate contracts	$17,388	$(15,427)
Credit default contracts	1,351	20,651
Foreign exchange contracts	104,979	(229,473)
Treasury short repurchase contracts	—	(434)
Loan commitments	(348)	1,954

Total	$123,370	$(222,729)

        Gains and losses on derivatives not designated as hedging instruments under SFAS No. 133 are recognized in other (losses) gains, net in the condensed consolidated statement of operations.

16. Securitization of Assets

        The Company originates and purchases commercial mortgage loans and investment securities, with the intent to earn interest income, origination fees and servicing income. Those loans and investment securities which are considered held/available for sale are sold to third party investors, when market conditions allow, directly or through a variety of special purpose entities ("SPEs"), including qualified special purpose entities ("QSPEs"), and other structured facilities in order to provide funding for the

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Securitization of Assets (Continued)

continued origination and purchase of loans and investments. The beneficial interests in the underlying pools of loans and investments are typically sold to institutional investors. These securitization activities were severely limited throughout 2008 and in the first quarter of 2009 due to the unfavorable market conditions.

        Prior to the current market disruptions, the Company also operated its own securitization programs. Under the Company's term securitization programs, commercial mortgage loans and investment securities were sold to limited purpose bankruptcy-remote subsidiaries of the Company. In turn, these subsidiaries generally established separate trusts to which they transferred the assets in exchange for the proceeds from the sale of securities issued by the trusts. The activities of the trusts are generally limited to acquiring the assets, issuing securities, collecting payments on assets and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of the activities of the trusts, they are typically classified as QSPEs under SFAS No. 140. In accordance with SFAS No. 140, assets and liabilities of the trusts that meet all of the conditions to qualify as QSPEs are not included in the Company's condensed consolidated balance sheet. Assets and liabilities of the trusts that do not meet all of the conditions to qualify as QSPEs are analyzed for consolidation under FIN 46R. See Note 11 for related disclosures. In either case, the investors in the debt securities issued by the trusts have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the trusts. The Company has not provided any financial support that it was not contractually obligated to provide for the three months ended March 31, 2009 and the year ended December 31, 2008.

        The Company periodically enters into transactions in which it sells financial assets, principally commercial mortgage loans. When the Company securitizes mortgage loans in transactions accounted for as a sale in accordance with SFAS No. 140, it may retain an interest in the assets sold. These retained interests may take the form of interest-only, investment grade, subordinate, or unrated securities and are reported as investment securities classified as available for sale in the condensed consolidated balance sheet. The subordinate interests that the Company retains provide a form of credit enhancement for the more highly-rated securities. In addition, the Company generally retains servicing rights for all mortgage loans sold or securitized for an annual fee averaging approximately 0.1% of the outstanding balance and may earn other related ongoing income.

        The accounting policies related to securitization of assets are discussed in Note 3 of the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K.

        The Company's past securitization activities have also included the securitization of commercial mortgage securities, real estate investment trust debt, and commercial mortgage loans using SPEs that issue CDOs. With respect to such transactions, the Company and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. The Company holds subordinated interests, including first loss positions, and also acts as collateral manager for these SPEs. The assets in these CDOs totaled $5.0 billion and $5.1 billion as of March 31, 2009 and December 31, 2008, respectively, of which the Company's exposure to loss was $25.8 million and $32.0 million as of March 31, 2009 and December 31, 2008, respectively, representing the Company's retained interests in these entities and are reported as a component of investment securities classified as available for sale in the condensed consolidated balance sheet.

        The Company did not securitize financial assets in the three months ended March 31, 2009 or March 31, 2008. The Company has not retained interests in securitized investment securities since 2005.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Securitization of Assets (Continued)

        Cash flows received from (and paid to) securitization trusts consisted of the following (in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Servicing and late fees received(1)	$4,677	$5,275
Other cash flows received on retained interests	3,344	6,690
Servicing advances	(56,081)	(40,451)
Repayments of servicing advances	45,274	39,826

Note:

(1)
Servicing fees and late fees are reported as components of mortgage servicing fees in the condensed consolidated statement of operations. Servicing fees totaled $4.3 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively. Late fees totaled $0.4 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

        The key economic assumptions used in measuring the estimated fair value of retained interests including mortgage servicing rights as of March 31, 2009 and December 31, 2008, and the sensitivity of such retained interests to immediate 10% and 20% adverse changes in those assumptions, are summarized below (in thousands):

	Commercial Mortgage Loans
	March 31, 2009	December 31, 2008
Fair value of retained interests	$23,468	$26,810

	Range	Weighted average	Range	Weighted average
Life (in years)	0.0-4.7	1.6	0.1-4.7	1.9
Annual prepayment rate	0.0-50.0%	8.6%	0.0-50.0%	10.3%
Impact on fair value of 10% adverse change	$(849)		$(955)
Impact on fair value of 20% adverse change	$(1,579)		$(1,786)
Expected credit losses	0.0-36.1%	7.8%	0.0-36.0%	6.8%
Impact on fair value of 10% adverse change	$(636)		$(491)
Impact on fair value of 20% adverse change	$(974)		$(663)
Discount rate	6.3-44.3%	30.7%	6.3-40%	21.7%
Impact on fair value of 10% adverse change	$(807)		$(706)
Impact on fair value of 20% adverse change	$(1,510)		$(1,380)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Securitization of Assets (Continued)

	Taxable Investment Securities
	March 31, 2009	December 31, 2008
Fair value of retained interests	$26,059	$32,407

	Range	Weighted average	Range	Weighted average
Life (in years)	0.1-12.3	3.5	0.3-12.5	3.8
Annual prepayment rate	0.0%	0.0%	0.0%	0.0%
Impact on fair value of 10% adverse change	N/A		N/A
Impact on fair value of 20% adverse change	N/A		N/A
Expected credit losses	0.0-1.2%	0.2%	0.0-1.0%	0.1%
Impact on fair value of 10% adverse change	$(439)		$(97)
Impact on fair value of 20% adverse change	$(620)		$(194)
Discount rate	30.0-40.0%	37.9%	20.0-40.0%	35.2%
Impact on fair value of 10% adverse change	$(2,782)		$(2,785)
Impact on fair value of 20% adverse change	$(4,968)		$(5,234)

N/A = not applicable

	Mortgage Servicing Rights
	March 31, 2009	December 31, 2008
Fair value of retained interests	$76,664	$81,683

	Range	Weighted average	Range	Weighted average
Life (in years)	0.0-21.33	5.4	0.0-21.58	5.6
Annual prepayment rate	0.0-25%	**	0.0-25%	**
Impact on fair value of 10% adverse change	$(372)		$(404)
Impact on fair value of 20% adverse change	$(739)		$(804)
Discount rate	7.9%	7.9%	8.1%	8.1%
Impact on fair value of 10% adverse change	$(1,885)		$(2,081)
Impact on fair value of 20% adverse change	$(3,698)		$(4,080)

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

        Managed assets include assets recognized in the Company's condensed consolidated balance sheet and assets that have been derecognized in a securitization. Performance of the managed loans and

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

16. Securitization of Assets (Continued)

investment securities is relevant and useful because we retain interests in the securitized assets and, therefore we have a financial interest in and exposure to the performance of the securitized assets. Information pertaining to the Company's managed loans and investment securities as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	Loans		Investment Securities
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Balance sheet loans/securities	$11,827,298	$12,178,663	$824,354	$2,301,351
Plus: Securitized loans/securities	13,569,273	14,594,550	4,590,999	4,571,706

Managed loans/securities	$25,396,571	$26,773,213	$5,415,353	$6,873,057

Loans 60 days or more delinquent:
Owned	$1,773,276	$915,198
Securitized	1,430,711	604,171

Total managed	$3,203,987	$1,519,369

Net principal charge-offs for the three months ended March 31, 2009 and the year ended December 31, 2008:
Owned	$50,104	$101,046
Securitized	7,675	308,215

Total managed	$57,779	$409,261

17. Guarantees

        In the ordinary course of business, the Company issues various guarantees. The Company's outstanding guarantees as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Agency/construction lending guarantees	$171,820	$1,978	$269,025	$675
Agency loans sold with recourse	710,610	20,710	693,935	20,907
Other third party guarantees	268,200	—	268,825	—

Total	$1,150,630	$22,688	$1,231,785	$21,582

18. Commitments and Contingent Liabilities

        The Company holds variable interests in syndicated affordable housing partnerships where the Company provides unaffiliated investors with a guaranteed yield on their investment. As of March 31, 2009, the Company's maximum exposure to loss under the yield guarantees was $1.6 billion. As of March 31, 2009, the Company's estimate of actual loss under these yield guarantees was $234.2 million and is reported as a component of real estate syndication proceeds and related liabilities in the condensed consolidated balance sheet.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

18. Commitments and Contingent Liabilities (Continued)

        The Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of March 31, 2009, after consultation with counsel, it is the opinion of management that potential liability arising from pending litigation is not expected to have a material adverse effect on the Company's condensed consolidated financial condition, results of operations or cash flows. However, due to the inherent uncertainty in litigation and since the ultimate resolution of the Company's litigation, claims and other legal proceedings are influenced by factors outside of the Company's control, it is reasonably possible that actual results will differ from management's estimates.

19. Segment Information

        The operating results for the Company's six business segments have been determined in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires presentation of business segments based upon a company's organization and internal reporting of operating results to the company's chief operating decision maker. The Company's chief operating decision maker is its Chief Executive Officer. The accounting policies of the Company's business segments are the same as those described in Note 3 of the consolidated financial statements included in the Company's 2008 Annual Report on Form 10-K, except that disaggregated results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in the operating-decision process. Material intersegment transactions have been eliminated in consolidation.

        The Company's business segments are managed and organized based on geography and the type of business conducted. The Company has six business segments: North American Lending and Mortgage Banking, North American Investments and Funds Management, North American Servicing, Asian Operations, European Operations and North American Affordable Housing.

        The following table summarizes the financial results for the Company's business segments for the three months ended March 31, 2009 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$77,818	$1,410	$(2,974)	$217	$6,066	$1,293	$(71,717)	$12,113
Noninterest income	(154,408)	(140,794)	61,143	(185,211)	(57,187)	(40,599)	15,508	(501,548)

Total revenue	(76,590)	(139,384)	58,169	(184,994)	(51,121)	(39,306)	(56,209)	(489,435)
Provision for loan losses	83,142	—	—	13,213	423	—	1,937	98,715

Net revenue	(159,732)	(139,384)	58,169	(198,207)	(51,544)	(39,306)	(58,146)	(588,150)
Noninterest expense	44,452	6,942	40,010	25,547	4,435	5,175	64,863	191,424

(Loss) income before income taxes	$(204,184)	$(146,326)	$18,159	$(223,754)	$(55,979)	$(44,481)	$(123,009)	$(779,574)

Net loss attributable to noncontrolling interests	$17,055	$31,512	$—	$80	$—	$—	$5,600	$54,247

Total assets at end of period	$13,088,795	$670,658	$929,708	$2,378,624	$395,630	$938,562	$2,732,299	$21,134,276

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

19. Segment Information (Continued)

        The following table summarizes the financial results for the Company's business segments for the three months ended March 31, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$78,025	$619	$(4,087)	$7,364	$4,852	$(2,293)	$(23,377)	$61,103
Noninterest income	(74,737)	17,489	79,113	3,359	(243,582)	5,119	20,015	(193,224)

Total revenue	3,288	18,108	75,026	10,723	(238,730)	2,826	(3,362)	(132,121)
Provision for loan losses	4,968	—	—	2,825	(42)	—	(122)	7,629

Net revenue	(1,680)	18,108	75,026	7,898	(238,688)	2,826	(3,240)	(139,750)
Noninterest expense	47,870	13,369	51,773	27,091	7,914	8,621	51,972	208,610

(Loss) income before income taxes	$(49,550)	$4,739	$23,253	$(19,193)	$(246,602)	$(5,795)	$(55,212)	$(348,360)

Net loss (income) attributable to noncontrolling interests	$8,606	$(4,235)	$—	$74	$—	$—	$11,053	$15,498

Total assets at end of period	$12,344,551	$1,081,545	$862,514	$3,087,171	$3,063,943	$1,027,740	$2,087,729	$23,555,193

20. Regulatory Matters

        Certain subsidiaries of the Company are subject to GSE and the Department of Housing and Urban Development minimum net worth requirements. Failure to meet the minimum net worth requirements can result in the initiation of certain actions by these entities that, if undertaken, could have a material adverse effect on the Company's condensed consolidated financial statements. Management believes the Company was in compliance with these minimum net worth requirements as of March 31, 2009.

        Fannie Mae has established certain eligibility requirements that Capmark Finance Inc. must comply with as a condition of being a Fannie Mae Delegated Underwriting and Servicing seller/servicer. Capmark Finance received a waiver from complying with certain of these eligibility requirements for so long as the Company maintained an "Investment Grade Credit Rating," which means that its senior long-term unsecured debt rating is (i) BBB- or higher from Standard & Poor's Ratings Services ("S&P"); or (ii) Baa3 or above from Moody's Investors Service ("Moody's") or (iii) BBB- or above from Fitch Ratings ("Fitch") (with the lowest rating prevailing if there is a split among the rating agencies). The senior long-term unsecured debt ratings of the Company were reduced below investment grade by each of the rating agencies during the first or second quarter of 2009. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not received notification from Fannie Mae that the waiver has been terminated.

        Capmark Bank US and Escrow Bank USA ("Escrow Bank") must maintain minimum regulatory capital ratios to qualify as "well capitalized" under the capital rules of the FDIC. In addition, in connection with the Sponsor Transactions, the Company and both banks entered into capital

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Regulatory Matters (Continued)

maintenance agreements with the FDIC pursuant to which they have agreed to maintain a Tier 1 leverage ratio of not less than 8.0%. In June 2008, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and expects its deposit insurance to terminate effective June 30, 2009. Until the termination of deposit insurance is effective, Escrow Bank remains subject to the FDIC capital rules. The following table summarizes the FDIC's regulatory capital ratio requirements for well-capitalized banks and the regulatory capital ratios as of March 31, 2009 and December 31, 2008 for Capmark Bank US and Escrow Bank:

			March 31, 2009		December 31, 2008
	Ratios to qualify as "Well-Capitalized"		Capmark Bank US	Escrow Bank	Capmark Bank US(1)	Escrow Bank
Leverage	5.0	%(2)	13.1%	87.6%	12.5%	16.0%
Tier 1 risk-based	6.0%		13.3%	424.1%	13.3%	405.4%
Total risk-based	10.0%		14.1%	424.1%	15.9%	405.4%

Notes:

(1)
Consistent with its management's understanding of FDIC reporting requirements, through December 31, 2008, Capmark Bank US applied a 50% risk-weighting to a portion of its multi-family loan portfolio that met certain criteria. After seeking clarification of risk-weighting guidelines with the FDIC, subsequent to December 31, 2008, all Capmark Bank US's multi-family loans receive a 100% risk-weighting. If all Capmark Bank US's multi-family loans had received a 100% risk-weighting as of December 31, 2008, its Tier 1 risk-based capital and Total risk-based capital ratios would have been 12.5% and 14.9%, respectively.

(2)
The FDIC's minimum Tier 1 leverage ratio for a bank to remain well-capitalized is 5.0%. However, as noted above, the Company, Capmark Bank US and Escrow Bank have agreed to maintain a Tier 1 leverage ratio of not less than 8.0%.

        Capmark Bank Europe p.l.c. ("Capmark Bank Europe") is required to comply with various laws, rules and regulations in Ireland. These requirements, among others, require Capmark Bank Europe to maintain certain capital adequacy and liquidity ratios calculated in accordance with applicable laws and related accounting standards in Ireland. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company's decision to end proprietary lending in Europe, Capmark Bank Europe would commence cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe's banking activities will be completed and the banking license will be relinquished prior to June 30, 2009. Until it relinquishes its license, Capmark Bank Europe is required to comply with the capital adequacy and liquidity ratios described above.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

20. Regulatory Matters (Continued)

        The following table summarizes Capmark Bank Europe's regulatory capital adequacy and liquidity ratios as of March 31, 2009 and December 31, 2008:

	Ratio minimum	March 31, 2009	December 31, 2008
Capital adequacy	15%	53.0%	46.5%
Liquidity(1)	100%	2,387%	18,235.0%

          Note:

    (1)
    Capmark Bank Europe is required to ensure that there are sufficient cash inflows to meet 100% of cash outflows within an eight day period (as defined by the Irish Financial Regulator). The liquidity ratio was high as of March 31, 2009 and December 31, 2008 due to limited cash outflows as a result of the impact of winding down banking activities.

        Capmark Securities Inc. is subject to the Securities and Exchange Commission's broker-dealer minimum net capital requirements. Capmark Securities Inc.'s net capital requirement was $250,000 as of March 31, 2009 and December 31, 2008. Capmark Securities Inc.'s net capital totaled $13.2 million and $11.4 million as of March 31, 2009 and December 31, 2008, respectively.

21. Loss per Share

        The table below demonstrates how the Company has computed basic and diluted earnings per share. The denominator in the calculation below includes shares of common stock issued and sold to employees and non-employee directors, for the three months ended March 31, 2009 and 2008, which are reported as mezzanine equity in the condensed consolidated balance sheet.

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(in thousands, except per share amounts)
Net loss attributable to Capmark Financial Group Inc.	$(727,696)	$(212,859)
Basic loss per share	$(1.70)	$(0.49)
Diluted loss per share	$(1.70)	$(0.49)
Basic weighted average shares outstanding	427,131	432,940
Effect of dilutive shares	—	—

Diluted weighted average shares outstanding	427,131	432,940

Antidilutive shares
Time-based stock options	24,452	32,942
Performance-based stock options	7,365	9,811

Total antidilutive shares	31,817	42,753

22. Subsequent Events

        On April 7, 2009, Moody's downgraded the Company's long-term senior unsecured debt rating to B2 from Ba2 and kept the rating under review for further possible downgrade. On April 24, 2009, S&P

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

22. Subsequent Events (Continued)

downgraded the Company's long-term senior unsecured debt rating to B- from B+ and changed the outlook from negative to developing. On April 28, 2009, Moody's further downgraded the Company's long-term senior unsecured debt rating to Caa1 from B2 and kept the rating under review for further possible downgrade.

        On May 8, 2009, the Company received a commitment from certain lenders under the bridge loan agreement and senior credit facility to provide the Facility. Proceeds from the Facility, along with $75.0 million in cash, will be used to refinance a portion of the Company's bridge loan agreement and senior credit facility.

        The Facility will be guaranteed by each of the guarantors under the bridge loan agreement and senior credit facility and certain material domestic wholly-owned subsidiaries of the Company. The Facility will be secured by a pledge and security interest on substantially all of the Company's U.S. and Canadian non-bank mortgage loans and foreclosed real estate. The Facility will contain a number of financial and operating covenants, including minimum liquidity covenants and run rate operating expense covenants, limitations on incurring debt, granting liens and making certain restricted payments, investments and capital expenditures. The maturity date of the Facility will be March 23, 2011, provided that if certain conditions relating to the restructuring of the Company's senior notes due 2010 have not been met, the maturity date of the Facility will be accelerated to April 2010.

        In connection with the Facility, the Company will enter into the Amendments. The Amendments will extend the maturity date under the bridge loan agreement to the maturity date of the Facility, conform the financial covenants in those agreements to the financial covenants in the Facility and amend certain other provisions of those agreements, including amendments necessary to enter into the Facility. The Facility and the Amendments are subject to a number of closing conditions, including the negotiation and execution of definitive agreements and related documents satisfactory to the lenders. The Company is seeking to document and close the Facility and the Amendments by May 21, 2009.

        In addition, the Company intends to seek an additional facility contemplated under the terms of the Facility to finance servicing advances made by Capmark Finance Inc. in the ordinary course of its master servicing activities. In the event a servicing facility is entered into, it will be secured by the rights to repayment of the servicing advances and a security interest covering the residual value of the servicing advances also will be granted as security for repayment of the Facility.

        To facilitate the execution of definitive agreements with respect to the Facility and the Amendments, the Company has extended the maturity date of 100% of its outstanding bridge loan to May 21, 2009. Prior to the current extension, the bridge loan maturity was extended to April 9, 2009, April 20, 2009 and May 8, 2009. In connection with the prior extensions, the Company paid the extending lenders a fee equal to 0.25%, 0.15% and 0.05% of the extended amount, respectively. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive the Company's compliance with the leverage ratio covenant for the quarters ended December 31, 2008 and March 31, 2009. These waivers are effective through May 21, 2009.

        On May 12, 2009, the Company entered into a settlement agreement with the one bridge loan lender that previously had not consented to the extension of the bridge loan maturity and waiver of the leverage covenant. The settlement required that such lender become a party to the most recent bridge loan extension and waiver, execute the Facility commitment and dismiss its complaint filed on April 3, 2009 with prejudice. In consideration of the settlement, the Company paid the non-consenting lender

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

22. Subsequent Events (Continued)

$1.2 million as compensation for fees related to the earlier extensions and the lender's legal fees. The complaint was filed in connection with the non-repayment of the $48 million principal amount of the bridge loan held by such lender. The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing and conversion by the Company in connection with the non-repayment.

        In March and April 2009, the Company has received correspondence from certain of the holders of its senior notes stating that they believe that the Company has defaulted under the terms of the indentures governing the senior notes by failing to timely file its Annual Report on Form 10-K for the year ended December 31, 2008. The Company subsequently filed its 2008 Annual Report on Form 10-K and does not believe there is any default. The Company has also received correspondence from certain of the holders of its senior notes and certain of the lenders under the senior credit facility that are not lenders under the bridge loan agreement requesting that the Company provide them with the information that it has provided to the bridge lenders and urging the Company to undertake a comprehensive debt restructuring.

23. Supplemental Financial Information

        Certain wholly-owned subsidiaries of the Company have guaranteed the Company's borrowings under its senior credit facility. The guarantees are full and unconditional, joint and several. The following supplemental financial information presents the condensed consolidating balance sheet, statement of operations and statement of cash flows for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries.

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
March 31, 2009
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$1,311,604	$13,723	$2,084,260	$(11,808)	$3,397,779
Investment securities—trading	—	49,694	31,505	—	81,199
Investment securities—available for sale	—	336,480	489,716	(83,041)	743,155
Loans held for sale	—	1,270,019	2,516,049	17,276	3,803,344
Loans held for investment	—	1,100,584	7,644,790	(721,420)	8,023,954
Real estate investments	—	13,848	1,718,655	(523)	1,731,980
Equity investments	30,549	259,040	1,294,157	(145,587)	1,438,159
Other assets	5,973,449	1,628,296	806,507	(6,493,546)	1,914,706
Investment in subsidiaries	1,851,450	(412,747)	—	(1,438,703)	—

Total assets	$9,167,052	$4,258,937	16,585,639	(8,877,352)	21,134,276

Liabilities and Equity
Liabilities:
Short-term borrowings	$2,431,125	$209,029	$687,845	$(125,901)	$3,202,098
Long-term borrowings	5,912,143	251,741	2,530,568	(440,765)	8,253,687
Deposit liabilities	—	—	7,158,244	—	7,158,244
Real estate syndication proceeds and related liabilities	—	—	1,196,080	—	1,196,080
Other liabilities	305,455	3,547,597	3,664,408	(6,849,835)	667,625

Total liabilities	8,648,723	4,008,367	15,237,145	(7,416,501)	20,477,734

Commitments and Contingent Liabilities	—	—	—	—	—
Mezzanine Equity	72,902	—	—	—	72,902
Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	190,880	(191,666)	413
Other stockholders' equity	445,014	180,272	1,062,901	(1,243,173)	445,014

Total stockholders' equity	445,427	181,058	1,253,781	(1,434,839)	445,427
Noncontrolling interests	—	69,512	94,713	(26,012)	138,213

Total equity	445,427	250,570	1,348,494	(1,460,851)	583,640

Total liabilities and equity	$9,167,052	$4,258,937	$16,585,639	$(8,877,352)	$21,134,276

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$179,592	$2,718	$726,723	$(34,643)	$874,390
Investment securities—trading	1,302,945	119,987	34,452	—	1,457,384
Investment securities—available for sale	—	336,943	599,792	(92,768)	843,967
Loans held for sale	—	1,390,789	2,567,695	12,199	3,970,683
Loans held for investment	—	1,081,978	7,569,807	(443,805)	8,207,980
Real estate investments	—	18,415	1,827,032	(523)	1,844,924
Equity investments	33,985	276,191	1,271,807	(13,926)	1,568,057
Other assets	5,814,640	1,547,936	965,632	(6,457,418)	1,870,790
Investment in subsidiaries	2,352,985	(189,325)	—	(2,163,660)	—

Total assets	$9,684,147	$4,585,632	$15,562,940	$(9,194,544)	$20,638,175

Liabilities and Equity
Liabilities:
Short-term borrowings	$2,273,125	$319,512	$849,518	$(131,397)	$3,310,758
Long-term borrowings	5,934,480	239,107	2,356,315	(247,067)	8,282,835
Deposit liabilities	—	—	5,690,930	—	5,690,930
Real estate syndication proceeds and related liabilities	—	—	1,258,743	—	1,258,743
Other liabilities	257,657	3,293,653	3,763,772	(6,625,458)	689,624

Total liabilities	8,465,262	3,852,272	13,919,278	(7,003,922)	19,232,890

Commitments and Contingent Liabilities	—	—	—	—	—
Mezzanine Equity	72,851	—	—	—	72,851
Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	187,943	(188,729)	413
Other stockholders' equity	1,145,621	643,430	1,334,388	(1,977,818)	1,145,621

Total stockholders' equity	1,146,034	644,216	1,522,331	(2,166,547)	1,146,034
Noncontrolling interests	—	89,144	121,331	(24,075)	186,400

Total equity	1,146,034	733,360	1,643,662	(2,190,622)	1,332,434

Total liabilities and equity	$9,684,147	$4,585,632	$15,562,940	$(9,194,544)	$20,638,175

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2009
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$27,321	$48,830	$127,594	$(40,860)	$162,885
Interest expense	69,235	27,660	96,141	(42,264)	150,772

Net interest income	(41,914)	21,170	31,453	1,404	12,113
Provision for loan losses	—	44,025	83,233	(28,543)	98,715

Net interest income after provision for loan losses	(41,914)	(22,855)	(51,780)	29,947	(86,602)

Noninterest Income
Net losses	(61,512)	(137,275)	(278,708)	(8,127)	(485,622)
Fee and investment income	(1,908)	6,514	(6,447)	(14,085)	(15,926)

Total noninterest income	(63,420)	(130,761)	(285,155)	(22,212)	(501,548)

Net revenue	(105,334)	(153,616)	(336,935)	7,735	(588,150)

Noninterest Expense
Compensation and benefits	—	49,998	17,096	—	67,094
Other expenses	10,381	73,973	76,921	(36,945)	124,330

Total noninterest expense	10,381	123,971	94,017	(36,945)	191,424

Loss before income tax provision	(115,715)	(277,587)	(430,952)	44,680	(779,574)
Income tax provision	1,194	199	976	—	2,369
Equity in net loss of subsidiaries	(610,787)	(151,069)	—	761,856	—

Net loss	(727,696)	(428,855)	(431,928)	806,536	(781,943)
Plus: Net loss attributable to noncontrolling interests	—	16,678	38,441	(872)	54,247

Net loss attributable to Capmark Financial Group Inc.	$(727,696)	$(412,177)	$(393,487)	$805,664	$(727,696)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$77,626	$108,522	$203,777	$(112,947)	$276,978
Interest expense	103,363	66,923	158,267	(112,678)	215,875

Net interest income	(25,737)	41,599	45,510	(269)	61,103
Provision for loan losses	—	(4,541)	12,212	(42)	7,629

Net interest income after provision for loan losses	(25,737)	46,140	33,298	(227)	53,474

Noninterest Income
Net losses	(228,082)	(63,811)	(57,222)	(539)	(349,654)
Fee and investment income	1,182	67,600	90,850	(3,202)	156,430

Total noninterest income	(226,900)	3,789	33,628	(3,741)	(193,224)

Net revenue	(252,637)	49,929	66,926	(3,968)	(139,750)

Noninterest Expense
Compensation and benefits	—	63,999	25,638	—	89,637
Other expenses	7,557	75,367	44,397	(8,348)	118,973

Total noninterest expense	7,557	139,366	70,035	(8,348)	208,610

Loss before income tax benefit	(260,194)	(89,437)	(3,109)	4,380	(348,360)
Income tax benefit	(97,126)	(29,838)	(795)	7,756	(120,003)
Equity in net loss of subsidiaries	(49,791)	(21,985)	—	71,776	—

Net loss	(212,859)	(81,584)	(2,314)	68,400	(228,357)
Plus: Net loss attributable to noncontrolling interests	—	8,802	6,653	43	15,498

Net loss attributable to Capmark Financial Group Inc.	$(212,859)	$(72,782)	$4,339	$68,443	$(212,859)

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2009
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$1,092,142	$237,129	$353,379	$(472,840)	$1,209,810

Investing Activities
Net (increase) decrease in restricted cash	—	—	12,985	—	12,985
Net (increase) decrease in investment securities—available for sale	—	1,155	(21,799)	(91)	(20,735)
Net (increase) decrease in mortgage loans held for investment	—	(57,854)	(231,987)	325,121	35,280
Net (increase) decrease in real estate investments	—	85	(8,546)	190	(8,271)
Net (increase) decrease in equity investments	931	(38,473)	(161,678)	136,228	(62,992)
Other investing activities, net	—	(1,913)	853	—	(1,060)

Net cash provided by (used in) investing activities	931	(97,000)	(410,172)	461,448	(44,793)

Financing Activities
Net increase (decrease) in short-term borrowings	158,000	(110,484)	(134,407)	(16,025)	(102,916)
Net increase (decrease) in long-term borrowings	(8,171)	3,554	(51,481)	55,849	(249)
Net increase (decrease) in deposit liabilities	—	—	1,465,254	—	1,465,254
Real estate syndication proceeds received	—	—	1,438	—	1,438
Other financing activities, net	(110,888)	(21,913)	145,694	(5,597)	7,296

Net cash provided by (used in) financing activities	38,941	(128,843)	1,426,498	34,227	1,370,823

Effect of Foreign Exchange Rates on Cash	(2)	(281)	818	—	535

Net Increase in Cash and Cash Equivalents	1,132,012	11,005	1,370,523	22,835	2,536,375
Cash and Cash Equivalents, Beginning of Period	179,592	2,718	577,103	(34,643)	724,770

Cash and Cash Equivalents, End of Period	$1,311,604	$13,723	$1,947,626	$(11,808)	$3,261,145

CAPMARK FINANCIAL GROUP INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

23. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2008
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(635,545)	$81,393	$161,835	$(42,606)	$(434,923)

Investing Activities
Net (increase) decrease in restricted cash	—	(387)	5,505	—	5,118
Net (increase) decrease in investment securities—available for sale	—	(10,821)	8,934	(64)	(1,951)
Net (increase) decrease in mortgage loans held for investment	—	(77,651)	(398,329)	34,345	(441,635)
Net (increase) decrease in real estate investments	—	(49)	(29,655)	—	(29,704)
Net (increase) decrease in equity investments	(2)	(15,781)	(38,253)	6,288	(47,748)
Other investing activities, net	—	(702)	(188)	—	(890)

Net cash provided by (used in) investing activities	(2)	(105,391)	(451,986)	40,569	(516,810)

Financing Activities
Net increase (decrease) in short-term borrowings	696,915	(180,358)	575,909	—	1,092,466
Net increase (decrease) in long-term borrowings	(830)	—	521,405	43	520,618
Net increase (decrease) in deposit liabilities	—	—	(1,066,433)	2,000	(1,064,433)
Real estate syndication proceeds received	—	—	29,917	—	29,917
Other financing activities, net	(8,951)	158	27,580	(6)	18,781

Net cash provided by financing activities	687,134	(180,200)	88,378	2,037	597,349

Effect of Foreign Exchange Rates on Cash	2	206	32,735	—	32,943

Net Increase (Decrease) in Cash and Cash Equivalents	51,589	(203,992)	(169,038)	—	(321,441)
Cash and Cash Equivalents, Beginning of Period	7,421	205,785	991,271	—	1,204,477

Cash and Cash Equivalents, End of Period	$59,010	$1,793	$822,233	$—	$883,036

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used herein, the terms "the Company," "we," "us" and "our" refer to Capmark Financial Group Inc. and its consolidated subsidiaries, except where it is clear that the term means only Capmark Financial Group Inc.

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

        Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008.

        Accordingly, you should not place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We are a commercial real estate finance company that operates in three core business lines: lending and mortgage banking; investments and funds management; and servicing. Through our operating subsidiaries, we operate our businesses in North America, Asia and Europe. We provide our borrowers, investors and other customers with commercial real estate financial products and services, which we tailor to our customers' particular needs. As of March 31, 2009, we had more than 1,800 employees located in 47 offices worldwide.

        We originated $0.9 billion and $2.7 billion in aggregate principal amount of financing during the three months ended March 31, 2009 and 2008, respectively. Our global primary, master and special servicing portfolios included approximately 48,000 loans with an aggregate unpaid principal balance of $351.5 billion as of March 31, 2009 compared to approximately 49,000 loans with an aggregate unpaid principal balance of $362.1 billion as of December 31, 2008. Real estate-related assets under management were approximately $8.5 billion as of March 31, 2009 compared to $9.0 billion as of December 31, 2008. As of March 31, 2009, our total assets were $21.1 billion and our stockholders' equity was $445.4 million compared to total assets of $20.6 billion and stockholders' equity of $1.1 billion as of December 31, 2008.

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

        The current global financial crisis has adversely affected our business and our primary sources of liquidity. The lack of credit available to potential purchasers of our assets and the dislocations in the securitization markets have severely impaired our ability to sell assets in the normal course of business. We have historically utilized the proceeds from such asset sales as a source of liquidity for new originations and the repayment of debt. The capital markets dislocations, together with the deterioration of our operating results, further described below, have also impaired our ability to obtain alternative means of financing our origination and investment activities through the issuance of short-term or long-term debt or equity capital. In response to these conditions, we have effectively ceased proprietary loan originations and investment activity and shifted our origination activities to those activities where financing remains available, such as lending activities through Capmark Bank, our Utah industrial loan company ("Capmark Bank US"), for the benefit of government-sponsored entities ("GSEs") and other third parties through our correspondent lending relationships. Our ability to continue our business relationships with GSEs and other third parties is based upon agreements that give such GSEs and third parties broad rights to terminate the agreements, including if there is a material adverse event with respect to our Company. The overall reduction in originations has the corresponding effect of reducing our origination fees, the growth of our servicing portfolio and our servicing fee income and limiting our ability to increase our assets under management. In addition, market dislocations and declining real estate values have impaired our ability to profitably dispose of assets in our loan and real estate investment portfolio, eliminating the earnings we have historically obtained from net gains on asset sales.

        Our inability to sell our assets has required us to hold a greater portion of our assets on our balance sheet for a longer duration, thereby increasing our credit risk from our lending activities. The negative impact from this increased credit exposure has been exacerbated by the fact that our loans and real estate investments are not performing as expected. The current market conditions have made it difficult for our borrowers to find replacement financing or to sell their properties, which are the typical sources of repayment for commercial mortgage loans. In addition, our borrowers have experienced decreased demand by tenants, decreased cash flows and declining property values. These increasing difficulties have resulted in a deterioration of the credit characteristics of our loan and real estate investment portfolio, adverse risk-rating migration and an increase in non-performing assets. In the first quarter of 2009, we experienced net losses on loans of approximately $229.2 million, including downward changes in fair value on our portfolio of loans held for sale, and a provision for loan losses on our portfolio of loans held for investment of $98.7 million. The carrying value of our originated non-performing assets totaled $1.2 billion as of March 31, 2009. Non-performing loans also rose sharply in the first quarter of 2009 and we expect further increases. A significant additional increase in non-performing loans at Capmark Bank US could adversely affect its capital ratios and regulatory ratings. If Capmark Bank US were to fail to maintain its well-capitalized status or fail to meet other regulatory requirements, the Federal Deposit Insurance Corporation ("FDIC") could impose restrictions on the activities of Capmark Bank US including prohibiting Capmark Bank US from continuing to issue brokered certificates of deposit ("Brokered CDs"), which are its main source of liquidity, and could require our Company to contribute cash or assets to Capmark Bank US under a capital maintenance agreement between our Company and the FDIC.

        Our investments and real estate experienced net losses of $247.4 million in the first quarter of 2009. In addition, our ability to earn incentive fees on current real estate investment funds and raise new investment funds has and may continue to be severely constrained by the current real estate market conditions and the deterioration of the underlying assets.

        As a result of our current financial condition, our unsecured corporate credit ratings were reduced to below investment grade by each of the major national credit rating agencies rating those obligations during the first quarter of 2009. These downgrades have had multiple negative effects on our business, including increasing borrowing costs under our bridge loan, senior credit facility and senior notes; requiring us to post collateral to third parties to secure our contractual obligations; and subjecting us to potential termination by Fannie Mae of our subsidiary's status as an approved Delegated Underwriting and Servicing ("DUS™") seller/servicer. These downgrades, coupled with our recent operating results, resulted in a downgrade of our servicer ratings from Fitch Ratings. Further declines in our servicer ratings may negatively impact the rating of securitizations for which we act as master servicer which may trigger contractual provisions that would permit our termination as servicer under certain of the securitizations for which we act as servicer and a corresponding loss of servicing fee income. In addition, some of our derivative counterparties have ceased trading with us or required changes to margin threshold amounts to reduce their exposure to us. Our inability to maintain derivatives to hedge our interest rate and currency risk could exacerbate our financial condition by adding volatility to our income statement.

        During 2008 and the first quarter of 2009, we focused our efforts on allocating capital effectively and preserving our liquidity position in each of the geographic regions where we operate. We curtailed our European lending activities starting in the fourth quarter of 2007 and sold a large portion of our European loan portfolio in April 2008. We also significantly reduced our Asian proprietary lending and investing activities beginning in the second quarter of 2008. Our efforts in Asia and Europe are currently focused on managing our existing loan, investment and fee-for-services businesses. We have also reduced staffing levels to correspond with the decreased level of activities in both segments. In light of current market conditions, we also substantially reduced proprietary loan originations and investment activities in North America in 2008 and reduced staff to reflect the decrease in originations, while continuing to originate loans for third parties and GSEs. We have also reduced staff in North America in the first quarter of 2009 to reflect the decline in business activities and anticipate further staff reductions during the remainder of 2009.

        The following tables summarize financial information for each of our six business segments as of the dates and for the periods indicated. The tables also present reconciling amounts that are included in "Corporate and other" to reconcile management's reporting of our segment financial information to amounts included in our condensed consolidated financial statements:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net Revenue(1):
North American Lending and Mortgage Banking	$(159,732)	$(1,680)
North American Investments and Funds Management	(139,384)	18,108
North American Servicing	58,169	75,026
Asian Operations	(198,207)	7,898
European Operations	(51,544)	(238,688)
North American Affordable Housing	(39,306)	2,826

Subtotal	(530,004)	(136,510)
Corporate and other:
Corporate functions and immaterial businesses	(79,059)	2,058
Consolidated affordable housing partnerships	7,838	1,072
Push down accounting adjustments	16,393	2,036
Eliminations and other adjustments	(4,790)	(5,042)
Deferral of placement fees	1,472	(3,364)

Total Corporate and other	(58,146)	(3,240)

Consolidated amount	$(588,150)	$(139,750)

(Loss) Income Before Income Taxes:
North American Lending and Mortgage Banking	$(204,184)	$(49,550)
North American Investments and Funds Management	(146,326)	4,739
North American Servicing	18,159	23,253
Asian Operations	(223,754)	(19,193)
European Operations	(55,979)	(246,602)
North American Affordable Housing	(44,481)	(5,795)

Subtotal	(656,565)	(293,148)
Corporate and other:
Corporate functions and immaterial businesses	(122,385)	(40,322)
Consolidated affordable housing partnerships	(5,488)	(11,025)
Push down accounting adjustments	4,864	(3,865)

Total Corporate and other	(123,009)	(55,212)

Consolidated amount	(779,574)	(348,360)
Net loss attributable to noncontrolling interests:
North American Lending and Mortgage Banking	17,055	8,606
North American Investments and Funds Management	31,512	(4,235)
North American Servicing	—	—
Asian Operations	80	74
European Operations	—	—
North American Affordable Housing	—	—
Corporate and other	5,600	11,053

Subtotal	54,247	$15,498

Adjusted loss before income taxes(2)	$(725,327)	$(332,862)

Note:

(1)
Net revenue is calculated as net interest income plus noninterest income less provision for loan losses.

(2)
Reconciliation of Non-GAAP Financial Measure.

        We have provided a non-GAAP financial measure to adjust our consolidated loss before income taxes. We present (loss) income before income taxes for each of our six business segments because we do not allocate income taxes to our business segments. The net loss attributable to noncontrolling interests is an after-tax amount. Management believes that performance on a consolidated basis reflecting the impact of the net loss attributable to noncontrolling interests is useful information to readers of our financial statements.

	March 31, 2009	March 31, 2008
	(in thousands)
Adjusted loss before income taxes	$(725,327)	$(332,862)
Income taxes	2,369	(120,003)

Net loss attributable to Capmark Financial Group Inc.	$(727,696)	$(212,859)

	March 31, 2009	December 31, 2008
	(in thousands)
Total Assets:
North American Lending and Mortgage Banking	$13,088,795	$11,597,285
North American Investments and Funds Management	670,658	772,285
North American Servicing	929,708	901,151
Asian Operations	2,378,624	2,886,256
European Operations	395,630	538,675
North American Affordable Housing	938,562	891,907

Subtotal	18,401,977	17,587,559
Corporate and other:
Corporate functions and immaterial businesses(1)	1,373,349	1,634,754
Consolidated affordable housing partnerships	1,098,360	1,144,794
Push down accounting adjustments	260,590	271,068

Total Corporate and other	2,732,299	3,050,616

Consolidated amount	$21,134,276	$20,638,175

Note:

(1)
Includes cash and cash equivalents totaling $1.3 billion as of March 31, 2009 and U.S. Treasury securities classified as trading totaling $1.3 billion as of December 31, 2008.

Recent Developments

        In light of adverse market conditions and our operating results as well as the negative effect on our liquidity from the near-term maturity of our bridge loan, we entered into discussions with the lenders under our senior credit facility and bridge loan agreement. On May 8, 2009, we received a commitment from certain lenders under the bridge loan agreement and senior credit facility to provide a new term loan facility of up to $1.5 billion (the "Facility"). Proceeds from the Facility, along with $75.0 million in cash, will be used to refinance a portion of our bridge loan agreement and senior credit facility.

        The Facility will be guaranteed by each of the guarantors under the bridge loan agreement and senior credit facility and certain material domestic wholly-owned subsidiaries of our Company. The Facility will be secured by a pledge and security interest on substantially all of our U.S. and Canadian non-bank mortgage loans and foreclosed real estate. The Facility will contain a number of financial and operating covenants, including minimum liquidity covenants and run rate operating expense covenants, limitations on incurring debt, granting liens and making certain restricted payments, investments and capital expenditures. The maturity date of the Facility will be March 23, 2011, provided that if certain conditions relating to the restructuring of the Company's senior notes due 2010 have not been met, the maturity date of the Facility will be accelerated to April 2010.

        In connection with the closing of the Facility, we will enter into amendments to the senior credit facility and bridge loan agreement (the "Amendments"). The Amendments will extend the maturity date under the bridge loan agreement to the maturity date of the Facility, conform the financial covenants in those agreements to the financial covenants in the Facility and amend certain other provisions of those agreements, including amendments necessary to enter into the Facility. The Facility and the Amendments are subject to a number of closing conditions, including the negotiation and execution of definitive agreements and related documents satisfactory to the lenders. We are seeking to document and close the Facility by May 21, 2009.

        To facilitate the execution of definitive agreements with respect to the Facility, as well as the further amendments to the bridge loan agreement and senior credit facility described above, as of May 14, 2009 we have obtained a further extension of the maturity date of 100% of our outstanding bridge loan to May 21, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive our compliance with the leverage ratio covenant for the quarters ended December 31, 2008 and March 31, 2009. These waivers are effective through May 21, 2009.

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

        These difficult market conditions have continued to negatively affect our three core businesses. The general lack of liquidity in the debt markets has made it increasingly difficult for us to access the capital we need to operate our business. As a result of our inability to access new capital, we have effectively ceased our proprietary lending and investment activities, which has and is expected to continue to negatively impact the growth of our loan and servicing portfolios. The scarcity of liquidity in the market has also made it difficult for commercial real estate borrowers seeking replacement financing. The unavailability of replacement financing decreases our transaction-related servicing fees and increases the average duration of our loan portfolio as a result of loan extensions, thereby decreasing our cash flow. Additionally, the unavailability of replacement financing and current market conditions has increased our number of non-performing assets. The growth of our servicing portfolio has and may continue to be slowed by the lack of new CMBS issuances, decreasing our source of counter-cyclical income. Additionally, if Fannie Mae, Freddie Mac or the Federal Housing Administration ("FHA") were to reduce or modify their lending programs, or were to suspend or alter their servicing relationship with us, we may be unable to continue to originate and sell loans to, or service loans for, these GSEs or under the programs sponsored by the FHA.

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

        The combination of the foregoing factors has constrained our liquidity and caused us to incur significant losses. These factors have also negatively impacted our ability to execute our operating strategies as originally planned. In light of the obstacles presented in the current market environment, our current focus is on allocating capital effectively, preserving our liquidity position, and seeking to reduce our expenses. As the disruptions to the markets persist, we will continue to manage our originations, reducing their overall volume and changing the composition among product types to emphasize products with better liquidity and lower funding costs, including GSEs, the U.S. Department of Housing and Urban Development and third party originations. We will also continue to focus on our recurring fee businesses, such as servicing and investments and funds management.

        In addition, we are performing a review of all of our businesses, including exploring strategic alternatives for such businesses and implementing significant expense reduction initiatives. We have engaged financial advisors to assist with our efforts to manage expenses and evaluate our strategic alternatives.

Results of Operations

Consolidated

        The following table presents our consolidated results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$12,113	$61,103
Noninterest income	(501,548)	(193,224)

Total revenue	(489,435)	(132,121)
Provision for loan losses	98,715	7,629

Net revenue	(588,150)	(139,750)
Noninterest expense	191,424	208,610

Loss before income taxes	(779,574)	(348,360)
Income taxes	2,369	(120,003)

Net loss	(781,943)	(228,357)
Plus: Net loss attributable to noncontrolling interests	54,247	15,498

Net loss attributable to Capmark Financial Group Inc.	$(727,696)	$(212,859)

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $514.8 million increase in net loss attributable to our Company was primarily due to lower noninterest income, a higher provision for loan losses and the absence of an income tax benefit on the losses incurred for the three months ended March 31, 2009. Noninterest income was impacted by continued adverse market conditions that resulted in increased net losses on our loans, investments and real estate of $107.6 million and declines in our fee and investment income of $172.4 million primarily due to equity in losses of joint ventures and partnerships resulting from declines in fair value of the assets held through such joint ventures and partnerships. We established a valuation allowance on our deferred tax assets that resulted in the absence of an income tax benefit on the losses incurred for the three months ended March 31, 2009.

Net Interest Income

        The following table presents our net interest income for the periods indicated:

	Three months ended March 31,
Net Interest Income	2009	2008
	(in thousands)
Interest income	$162,885	$276,978
Interest expense	150,772	215,875

Net interest income	$12,113	$61,103

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $49.0 million decline in net interest income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to a decrease in the average balance of loans and investment securities outstanding during the respective quarters, an increase in impaired loans for which interest income is not recognized and the impact of an increase in our borrowing costs related to the downgrades of our credit ratings.

  Interest Income

        The following table presents our interest income for the periods indicated:

	Three months ended March 31,
Interest Income	2009	2008
	(in thousands)
Loans(1)	$133,339	$226,904
Investment securities	13,660	21,126
Acquired non-performing loans	2,885	8,336
Assets collateralized in securitization trusts(2)	2,613	3,794
Escrow balances	1,049	8,086
Other	9,339	8,732

Total	$162,885	$276,978

Notes:

(1)
Excludes investments in acquired non-performing loans.

(2)
Represents assets related to certain securitizations that are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to our Company.

  Interest Expense

        The following table presents our interest expense for the periods indicated:

	Three months ended March 31,
Interest Expense	2009	2008
	(in thousands)
Long-term borrowings	$70,388	$107,301
Short-term borrowings	19,268	35,480
Deposit liabilities	54,625	63,658
Collateralized borrowings in securitization trusts(1)	2,667	3,870
Other(2)	3,824	5,566

Total	$150,772	$215,875

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

Noninterest Income

  Net (losses) gains

        The following table presents our net (losses) gains for the periods indicated:

	Three months ended March 31,
Net (Losses) Gains	2009	2008
	(in thousands)
Net losses on loans	$(229,200)	$(357,167)
Net losses on investments and real estate(1)	(247,361)	(11,738)
Other (losses) gains, net(2)	(9,061)	19,251

Total	$(485,622)	$(349,654)

Notes:

(1)
Relates primarily to realized and unrealized gains and losses on investment securities, equity investments and real estate investments.

(2)
Includes the changes in fair value on our Brokered CDs and related derivative instruments, gains and losses associated with the revaluation of foreign currencies and related derivative instruments, the net interest settlement recognized periodically on substantially all of our hedging instruments, and other miscellaneous gains and losses.

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The increase in net losses of $136.0 million was primarily attributable to an increase in net losses on investments and real estate, partially offset by a decrease in net losses on loans. Net losses on investments and real estate increased $235.6 million largely due to impairment charges on real estate investments in our Asian Operations business segment. The decline in net losses on loans of $128.0 million reflected lower downward changes in fair value recognized on our portfolio of loans held for sale for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the sale of significant interests in 39 European loans in 2008.

  Fee and Investment Income

        The following table presents our fee and investment income for the periods indicated:

	Three months ended March 31,
Fee and Investment Income	2009	2008
	(in thousands)
Mortgage servicing fees	$41,456	$54,210
Trust fees	23,570	35,382
Asset management fees	17,187	18,763
Placement fees	7,324	17,630
Investment banking fees(1)	74	6,547
Structuring fees and investment syndication income(1)	2,199	7,276
Other fees	2,498	3,001
Equity in loss of joint ventures and partnerships	(143,503)	(9,993)
Net real estate investment income(2)	20,396	19,344
Other income(2)	12,873	4,270

Total	$(15,926)	$156,430

Notes:

(1)
Reported as a component of investment banking fees and syndication income in our condensed consolidated statement of operations.

(2)
Reported as a component of net real estate investment and other income in our condensed consolidated statement of operations.

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The decline in fee and investment income of $172.4 million was largely due to an increase in losses from equity investments in joint ventures and partnerships and declines in mortgage servicing fees, trust fees and placement fees. Our loss from equity investments in joint ventures and partnerships increased $133.5 million primarily due to downward changes in fair value of the assets held through such joint ventures and partnerships. Mortgage servicing fees declined $12.8 million primarily due to lower assumption fees. Trust fees decreased $11.8 million primarily due to the lower interest rate environment. Placement fees declined $10.3 million primarily due to a decrease in loan origination volume.

Provision for Loan Losses

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        Our provision for loan losses totaled $98.7 million for the three months ended March 31, 2009 compared to $7.6 million for the three months ended March 31, 2008. The increase in our provision for loan losses reflects an overall increase in our loans held for investment from a year ago, an increase in impaired loans for which a specific allowance is recorded and the impact of declining asset quality on the remaining loans held for investment due to challenging economic conditions. Declining asset quality resulted in an adverse risk-rating migration within our portfolio of loans held for investment leading to an increase in impaired loans, delinquencies and defaults. Our loans held for investment include total impaired loans of $657.8 million and $385.3 million as of March 31, 2009 and December 31, 2008, respectively. Our allowance for loan losses on impaired loans totaled $106.9 million and $50.1 million as of March 31, 2009 and December 31, 2008, respectively.

Noninterest Expense

        The following table presents our noninterest expense for the periods indicated:

	Three months ended March 31,
Noninterest Expense	2009	2008
	(in thousands)
Compensation and benefits	$67,094	$89,637
Amortization of mortgage servicing rights	32,765	35,232
Occupancy and equipment	15,059	21,750
Professional fees	39,083	24,292
Other expenses(1)	37,423	37,699

Total	$191,424	$208,610

Note:

(1)
Includes expenses related to amortization of intangible assets, data processing and telecommunications, travel and entertainment, employee-related expenses, property inspection fees, advertising, office supplies, insurance expense, loan processing fees and other miscellaneous expenses.

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $17.2 million decrease in noninterest expense was primarily due to a $22.5 million decrease in compensation and benefits due to lower fixed and variable compensation costs related to staff reductions and the decline in operating results, partially offset by a $14.8 million increase in professional fees primarily for financial advisory and legal services related to our debt restructuring efforts.

Income Taxes

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        We recorded an income tax provision of $2.4 million for the three months ended March 31, 2009 compared to an income tax benefit of $120.0 million for three months ended March 31, 2008. We established a valuation allowance on our deferred tax assets that resulted in the absence of an income tax benefit on the losses incurred for the three months ended March 31, 2009.

Noncontrolling Interests

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The net loss attributable to noncontrolling interests totaled $54.2 million for the three months ended March 31, 2009 compared to $15.5 million for the three months ended March 31, 2008. The $38.7 million increase was primarily due to higher losses incurred by joint ventures and other investments in which third parties held noncontrolling interests.

Corporate and Other

        The loss before income taxes in our "Corporate and other" category totaled $123.0 million for the three months ended March 31, 2009 compared to $55.1 million for the three months ended March 31, 2008. These amounts include unallocated personnel-related expenses for corporate departments such as accounting, tax, treasury, risk management, legal, information technology, human resources, facilities and internal audit. In addition, as described in our 2008 Annual Report on Form 10-K, these amounts include the impact of push down accounting. The $67.9 million increase in loss before income taxes was primarily due to an increase of $82.1 million associated with corporate functions and immaterial businesses partially offset by an $8.8 million decrease associated with push down accounting.

Segments

North American Lending and Mortgage Banking Segment

        The following table presents our North American Lending and Mortgage Banking segment results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$77,818	$78,025
Noninterest income	(154,408)	(74,737)

Total revenue	(76,590)	3,288
Provision for loan losses	83,142	4,968

Net revenue	(159,732)	(1,680)
Noninterest expense	44,452	47,870

Loss before income taxes	$(204,184)	$(49,550)

Net loss attributable to noncontrolling interests	$17,055	$8,606

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $154.6 million increase in loss before income taxes was driven primarily by lower noninterest income and a higher provision for loan losses.

        The $79.7 million decrease in noninterest income was driven by an increase in net losses and a reduction in placement fees. Net losses totaled $174.8 million for the three months ended March 31, 2009 compared to net losses of $111.5 million for the three months ended March 31, 2008. The $63.3 million increase was driven by an increase of $33.8 million in losses from the discounted payoff of loans and an increase of $29.5 million in losses due primarily to impairments recognized on foreclosed assets. Placement fees declined $13.5 million due to a decrease in loan origination volume to $0.9 billion for the three months ended March 31, 2009 from $2.6 billion for the three months ended March 31, 2008. All other noninterest income decreased $2.9 million primarily due to lower investment banking fees associated with certain new markets tax credit ("NMTC") syndications partially offset by higher fees and net real estate investment income associated with our Fannie Mae DUS platform.

        The $78.2 million increase in provision for loan losses was primarily due to the impact of challenging economic conditions on the loan portfolio, resulting in adverse migration in risk ratings on loans, an overall increase in our loans held for investment from a year ago and an increase in impaired loans for which a specific allowance is recorded.

        The $8.4 million increase in net loss attributable to noncontrolling interests was associated with certain NMTC partnerships that are consolidated under applicable accounting guidance. The majority of the increase was due to a provision for loan losses in our condensed consolidated statement of operations that is allocated to the noncontrolling interest holders of such NMTC partnerships.

North American Investments and Funds Management Segment

        The following table presents our North American Investments and Funds Management segment results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$1,410	$619
Noninterest income	(140,794)	17,489

Total revenue	(139,384)	18,108
Provision for loan losses	—	—

Net revenue	(139,384)	18,108
Noninterest expense	6,942	13,369

(Loss) income before income taxes	$(146,326)	$4,739

Net loss (income) attributable to noncontrolling interests	$31,512	$(4,235)

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $151.1 million increase in loss before income taxes was primarily driven by losses from equity investments in joint ventures and partnerships largely due to downward changes in fair value of investment funds in which we co-invest with third-party investors and an increase in net losses. These unfavorable variances were partially offset by an increase in the net loss attributable to noncontrolling interests.

        The $158.3 million decrease in noninterest income was primarily the result of $134.4 million of losses from equity investments in joint ventures and partnerships for the three months ended March 31, 2009 compared to $4.0 million of gains for the three months ended March 31, 2008 and a $17.8 million increase in net losses. Our income from equity investments in joint ventures and partnerships includes the results of certain commingled funds that we consolidate. Income from equity investments in joint ventures and partnerships, excluding asset sales, decreased $133.4 million primarily due to declines in the fair value of assets held through such joint ventures and partnerships. Gains from asset sales executed through joint venture holdings decreased $5.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to a reduction in sales activity. Net losses on investment securities amounted to $7.8 million for the three months ended March 31, 2009 compared to net gains of $4.4 million for the three months ended March 31, 2008 due primarily to impairment charges on investment securities classified as available for sale where we determined that the amount we expect to recover was less than the amortized cost and generally related to the performance of the underlying collateral. Net losses incurred from downward changes in fair value of loans increased $5.6 million for the three months ended March 31, 2009, reflecting continued adverse market conditions.

        The $6.4 million decrease in noninterest expense was primarily due to a reduction in compensation and benefits of $5.5 million due to lower fixed and variable compensation costs related to a reduction in headcount and the decline in operating results.

        The $35.7 million increase in net loss attributable to noncontrolling interests was primarily due to downward changes in fair value recognized in the current year for certain commingled funds that we consolidate. The downward changes in fair value resulted in a net loss attributable to noncontrolling interests equal to the third-party investors' share of such losses.

North American Servicing Segment

        The following table presents our North American Servicing segment results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$(2,974)	$(4,087)
Noninterest income	61,143	79,113

Total revenue	58,169	75,026
Provision for loan losses	—	—

Net revenue	58,169	75,026
Noninterest expense	40,010	51,773

Income before income taxes	$18,159	$23,253

Net income attributable to noncontrolling interests	$—	$—

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $5.1 million decrease in income before income taxes was primarily driven by lower noninterest income partly offset by lower noninterest expense.

        The $18.0 million decrease in noninterest income was driven by lower trust fees and mortgage servicing fees. Trust fees are interest rate sensitive and decreased $10.6 million due to the lower interest rate environment. Mortgage servicing fees decreased $5.1 million primarily as a result of lower assumption fees. Assumption fees are a component of mortgage servicing fees in our condensed consolidated statement of operations, and we earn an assumption fee when an existing borrower's mortgage is assumed by a new borrower. Assumption transactions and related fees have declined due to declining real estate transaction volumes resulting from the real estate market downturn, including a lack of transactions due to market inactivity.

        The $11.8 million decrease in noninterest expense was primarily due to a reduction in compensation and benefits of $6.9 million due to lower fixed and variable compensation costs related to staff reductions and the decline in operating results, and lower amortization of mortgage servicing rights of $4.2 million due to a lower carrying value of the mortgage servicing rights.

Asian Operations Segment

        The following table presents our Asian Operations segment results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$217	$7,364
Noninterest income	(185,211)	3,359

Total revenue	(184,994)	10,723
Provision for loan losses	13,213	2,825

Net revenue	(198,207)	7,898
Noninterest expense	25,547	27,091

Loss before income taxes	$(223,754)	$(19,193)

Net loss attributable to noncontrolling interests	$80	$74

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $204.6 million increase in loss before income taxes was primarily driven by a reduction in net interest income and noninterest income and an increase in provision for loan losses.

        The $7.1 million decrease in net interest income was primarily attributable to a reduction in the size of our portfolio of acquired non-performing loans, which resulted in real estate investments that are not interest-earning assets comprising a larger percentage of the Asian Operations segment balance sheet.

        The $188.6 million decrease in noninterest income was driven primarily by net losses. Net losses increased $186.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to increases in real estate and equity investment impairment charges of $105.7 million, other-than-temporary impairments recognized on investment securities classified as available for sale of $62.6 million and downward changes in fair value of loans held for sale of $12.8 million.

        The provision for loan losses increased $10.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to losses on our portfolio of loans held for investment, including our acquired non-performing loans.

European Operations Segment

        The following table presents our European Operations segment results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$6,066	$4,852
Noninterest income	(57,187)	(243,582)

Total revenue	(51,121)	(238,730)
Provision for loan losses	423	(42)

Net revenue	(51,544)	(238,688)
Noninterest expense	4,435	7,914

Loss before income taxes	$(55,979)	$(246,602)

Net loss attributable to noncontrolling interests	$—	$—

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $190.6 million decrease in loss before income taxes was primarily due to an increase in noninterest income due to lower valuation charges on our portfolio of loans held for sale for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

        The $186.4 million improvement in noninterest income was primarily due to decreased net losses. Net losses decreased $184.5 million primarily due to significant downward changes in fair value recognized on our portfolio of loans held for sale for the three months ended March 31, 2008. We completed the sale of significant interests in 39 loans in April 2008 to a third party institutional buyer for a total aggregate sale price of approximately $1.8 billion. The loss associated with the sale was recognized in the first quarter of 2008 because the sale price was indicative of fair value as of March 31, 2008.

North American Affordable Housing Segment

        The following table presents our North American Affordable Housing segment results of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net interest income	$1,293	$(2,293)
Noninterest income	(40,599)	5,119

Total revenue	(39,306)	2,826
Provision for loan losses	—	—

Net revenue	(39,306)	2,826
Noninterest expense	5,175	8,621

Loss before income taxes	$(44,481)	$(5,795)

Net income attributable to noncontrolling interests	$—	$—

  Three months ended March 31, 2009 compared to three months ended March 31, 2008

        The $38.7 million increase in loss before income taxes was primarily attributable to a decrease in noninterest income.

        The $45.7 million decrease in noninterest income was primarily due to $19.0 million of net losses for the three months ended March 31, 2009 compared to $8.3 million of net gains for the three months ended March 31, 2008, a $16.0 million increase in losses related to LIHTC yield guarantees and a $2.8 million increase in losses from equity investments in joint ventures and partnerships. The unfavorable variance in net losses included impairments recognized on real estate investments of $13.9 million, impairment charges of $1.4 million on investment securities classified as available for sale that were in an unrealized loss position where we determined that we may no longer have the ability to hold these investment securities for a period of time sufficient to allow for recovery in fair value, and non-recurring gains on asset dispositions of $11.2 million during the three months ended March 31, 2008.

Critical Accounting Estimates

        The preparation of our condensed consolidated financial statements in accordance with GAAP requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expense. Our management regularly evaluates these estimates, judgments and assumptions based on available information and experience. Because the use of estimates, judgments and assumptions is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Certain of our accounting policies require higher degrees of judgment and are more complex than others in their application. Our significant accounting policies are disclosed in Note 3 of the consolidated financial statements included in our 2008 Annual Report on Form 10-K. There have been no significant changes to the Company's critical accounting estimates and significant accounting policies.

Determination of Fair Value

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

        It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. For assets and liabilities where there exists limited or no observable market data, fair value measurements are based primarily upon management's own estimates, and are calculated based upon our pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other factors. The degree to which management's judgment is necessary in determining the fair value for assets and liabilities is directly dependent upon the availability of quoted prices in active markets. For financial instruments that have quoted market prices and actively trade, there is minimal subjectivity in determining fair value. Market conditions often affect the availability of observable fair value inputs. As observable market prices become unavailable or trading activity diminishes, there is a greater need for the use of valuation techniques requiring management judgment to estimate fair value.

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

        As a result of the substantial reduction in sales, syndication and securitization activity in 2008 and 2009, we observed limited activity and received limited bids for specific loans that could be used in the valuation of our portfolio of loans held for sale. However, we did incorporate market information related to new loan originations which reflects spreads at which our loan portfolio could be refinanced. Considering their importance to the value of loans, these spreads were used as the basis for creating a pricing matrix for a portion of our portfolio. In addition, during the first quarter of 2009, we obtained appraisals for the collateral underlying approximately $1.7 billion of our loans held for sale. The appraisals obtained were the basis for updating the loan-to-value ratios for the loan portfolio which were used to establish the appropriate discount spread used to price the loan portfolio. Consistent with prior quarters, any loan held for sale that was specifically identified as impaired was valued using the net realizable value of the collateral, as the evaluation of impaired loans by potential buyers would be based to a large extent on the underlying real estate. The majority of our loans held for sale portfolio is classified within Level 3 of the valuation hierarchy.

        The availability of quoted prices for our U.S. Treasury investment securities were unaffected by the market turmoil due to their desirability as high-quality, highly liquid investments. As described above, market inputs for less liquid investment securities became increasingly unreliable throughout the second half of 2008 and into 2009 due to the financial markets participants' desire for only the highest quality investments. Where we obtained inputs from third-party pricing providers to assist us in determining the fair value of investment securities, we evaluated these inputs and considered whether the resulting fair value estimates were appropriately placed in the fair value hierarchy. The majority of our investment securities portfolio is classified within Level 3 of the valuation hierarchy. For these securities, cash flows were analyzed and adjusted for anticipated credit losses. The resulting projected cash flows were then discounted at a rate we believe market participants would use given current market conditions.

        As of March 31, 2009, approximately $4.7 billion of our total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which we elected the fair value option. Approximately $0.9 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 inputs. Approximately $3.8 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 80% of our total assets measured at fair value and approximately 18% of our total consolidated assets.

  Financial Liabilities—Brokered CDs

        While increased market volatility and illiquidity continued to be evident in 2009, the fair value methodology related to our Brokered CDs remained unchanged. There is no impact on the value of our Brokered CDs due to credit risk because the deposits are insured by the FDIC. Also, while the dislocation of market liquidity is evident in the marketplace, the yield curve used to discount the future cash flows related to the deposits reflects current market conditions. For these reasons, we continue to classify our Brokered CDs as Level 2 financial instruments because the yield curve is considered a reliable observable input.

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

        Our primary uses of liquidity are for (1) the origination and funding of loan commitments and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, and (3) the funding of our operating expenses. We generally require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through syndication, participation or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment. Due to the lack of short-term and longer-term funding currently available outside of Capmark Bank US and the significantly reduced opportunities for syndication, participation or securitization of loans, we have ceased originating new loans and acquiring real estate investments for our non-Capmark Bank US balance sheet at this time.

        Our primary sources of liquidity have been (1) net cash from our operations, (2) proceeds from the repayment of loans, (3) proceeds from the issuance of short-term and long-term borrowings/deposits and (4) proceeds from the sale of loans. Our principal debt financing sources have been (1) committed unsecured funding provided by banks, including our senior credit facility and other bank loans; (2) secured funding facilities, including borrowings by Capmark Bank US from the FRB of San Francisco and the FHLB of Seattle; and (3) other uncommitted funding sources, including Brokered CDs issued by Capmark Bank US.

        The non-Capmark Bank US entities maintain their own liquidity and funding program focused on operating cash flow from their businesses. During 2008 and the first quarter of 2009, we were severely limited in our ability to access new capital from outside parties or issue new unsecured short-term and long-term debt. As a result, the non-Capmark Bank US entities' current primary sources of liquidity are asset sales and loan repayments. We have received a commitment from certain lenders under the bridge loan agreement and senior credit facility to provide the Facility. In connection with the Facility, we will enter into the Amendments. The closing of the Facility and Amendments are subject to a number of closing conditions. See "—$1.5 Billion Term Loan Facility Commitment and Senior Credit Facility and Bridge Loan Agreement" below.

        Capmark Bank US maintains its own funding program to provide for its liquidity needs. Capmark Bank US relies on the issuance of Brokered CDs for unsecured financing. Capmark Bank US's ability to issue Brokered CDs is dependent upon Capmark Bank US remaining properly capitalized and maintaining appropriate ratings by its regulators. Capmark Bank US may have access to borrowings from the FHLB of Seattle and the FRB of San Francisco for secured financing. The Company, Capmark Bank US and Escrow Bank also entered into a capital maintenance agreement whereby the Company has agreed with the FDIC to maintain minimum levels of capital at Capmark Bank US and

Escrow Bank. We have made capital contributions consisting of cash and loans to Capmark Bank US since its inception and additional capital contributions may be made in the future. Capmark Bank US has the ability to dividend cash to Capmark Financial Group Inc. to the extent of Capmark Bank US's cumulative earnings and subject to maintaining compliance with regulatory capital requirements. Since the inception of Capmark Bank US, this activity has been limited and is not expected to occur in the near future.

        As of March 31, 2009, we had $3.4 billion in total cash, of which $136.6 million was restricted under current regulatory and other contractual arrangements. This represented a net increase in total cash and certain U.S. Treasury securities of approximately $1.2 billion compared to December 31, 2008. As of March 31, 2009, we had readily available cash (excluding cash held by Capmark Bank US) of approximately $1.4 billion. Cash held at Capmark Bank US totaled $1.8 billion as of March 31, 2009.

        For the three months ended March 31, 2009, net cash provided by operating activities totaled $1.2 billion due primarily to the sale of $1.3 billion of U.S. Treasury securities classified as trading.

        We used net cash of $44.8 million in investing activities for the three months ended March 31, 2009 primarily for the purchase of equity investments under existing commitments to our sponsored funds and partnership investments, the purchase of investment securities for collateral in our LIHTC business, and the origination of loans held for investment, partially offset by repayments of loans held for investment.

        For the three months ended March 31, 2009, net cash provided by financing activities totaled $1.4 billion due to a net increase of $1.5 billion in deposit liabilities at Capmark Bank US.

        In the first quarter of 2009, we continued to take actions to maintain liquidity to support our business operations such as focusing our efforts on originating loans for GSEs and third-parties of $0.9 billion for the three months ended March 31, 2009. In addition, we have materially reduced our proprietary originations and, other than funding of previously committed loans, substantially all of our originations for the three months ended March 31, 2009 were funded by Capmark Bank US.

Government Programs

        In December 2008, we applied to become a bank holding company and financial holding company and to participate in the U.S. Department of the Treasury's ("Treasury") Capital Purchase Program ("CPP"). In February 2009, we withdrew such applications. Our board of directors instructed management to withdraw the applications after evaluating the financial and other requirements for becoming a bank holding company communicated by the Federal Reserve Board's staff and our other current priorities. As a result of the withdrawal of our bank holding company application, Capmark Financial Group Inc. is not eligible to participate in the CPP, which is a program pursuant to which the Treasury injects capital into eligible financial institutions through the purchase of preferred stock and warrants to purchase preferred stock, or the Temporary Liquidity Guarantee Program ("TLGP"), pursuant to which the FDIC guarantees senior debt of eligible financial institutions.

        Capmark Bank US also applied to participate in the CPP. Participation by Capmark Bank US in the CPP is subject to, among other things, the discretion of the FDIC and the Treasury. We cannot provide assurance that Capmark Bank US's application will be approved or that it will be able to obtain any material benefits under the CPP. Capmark Bank US is also eligible to participate in the TLGP.

Credit Ratings

        Our reliance on debt financing to fund a portion of our operations makes access to sources of short-term and long-term unsecured financing important. The cost and availability of unsecured debt financing generally are dependent on our short-term and long-term credit ratings. Factors that are significant to the determination of our credit ratings or that otherwise affect our ability to raise short-term and long-term financing include the level and volatility of our earnings, our relative competitive position, our risk management policies, our access to sources of liquidity, our capital adequacy, our level of leverage, the credit quality of our balance sheet, our ability to retain key personnel and legal, regulatory and tax developments. See Part 1, Item 1A "Risk Factors" in our 2008 Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

        The following table presents the credit ratings and ratings outlook assigned to our senior unsecured indebtedness by S&P, Fitch and Moody's as of the date of the filing of this Quarterly Report on Form 10-Q. On April 24, 2009, S&P downgraded the Company's long-term senior unsecured debt rating to B- from B+ and changed the outlook from negative to developing. On April 28, 2009, Moody's downgraded the Company's long-term senior unsecured debt rating to Caa1 from B2 and kept the rating under review for further possible downgrade. Credit ratings are opinions of a rated entity's ability to meet its ongoing obligations. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

	Short-Term		Long-Term
Rating Agency	Rating	Outlook	Rating	Outlook
S&P	—	—	B-	Developing
Moody's	—	—	Caa1	Negative
Fitch	B	Negative	B-	Negative

        Based on the downgrades of our credit ratings through the date of this filing, additional collateral was posted pursuant to agreements with certain counterparties of approximately $202.4 million. In addition, our interest expense under our senior credit facility, bridge loan and senior notes increased by $71.6 million, on an annualized basis, as a result of such downgrades.

        The following table presents the ratings assigned to our servicing operations as of the date of the filing of this Quarterly Report on Form 10-Q. The servicer ratings are an indication of a servicer's ability to effectively service CMBS and RMBS and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

Rating Agency
Type of Servicing	S&P	Fitch	DBRS
U.S. primary servicing	Strong	CPS2-	Superior
U.S. master servicing	Strong	CMS3-	Superior
U.S. special servicing	Strong	CSS2-	Not Rated
United Kingdom/Ireland primary servicing	Strong	CPS2+	Superior
United Kingdom/Ireland special servicing	Strong	CSS2	Not Rated

        Our CDO asset management operations as of the date of the filing of this Quarterly Report on Form 10-Q had a rating of CAM2 from Fitch. Asset management ratings are an indication of an asset management organization's vulnerability to operational and investment management failures.

  Financing Arrangements and Other Funding Sources

        Liquidity in the capital markets has been constrained, limiting our access to the secured and unsecured debt markets. Our ability to access additional liquidity is subject to a number of factors, including our ability to close the Facility, financial performance, our liquidity, the general availability of and rates applicable to financing transactions, lenders' and investors' resources, our credit ratings, and our industry and market trends.

        Our ability to access the capital markets and other sources of secured and unsecured funding, which is critical to our ability to do business, has been and could continue to be adversely affected by recent events in the global markets and in the economy. As described in "—Outlook and Recent Trends," global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. The availability of funding outside of Capmark Bank US has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may further adversely affect our liquidity and access to the secured and unsecured debt markets. For additional information on factors that may affect our liquidity and financial condition, see "Risk Factors" included in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

        Brokered CDs continue to provide a key liquidity source for Capmark Bank US. Although market conditions adversely affected the availability of other funding sources throughout 2008 and the first quarter of 2009, Capmark Bank US was able to issue Brokered CDs to support the repayment of maturing Brokered CDs as the Brokered CD market remained stable and provided consistently available funding. While we do not maintain specific target levels for Brokered CDs, we manage the level of Brokered CDs in response to Capmark Bank US's current and anticipated funding needs changes in depositor demand, prevailing pricing and alternative funding spreads and overall economic conditions. When issuing Brokered CDs, one of our goals is to achieve a liability maturity profile similar to that of our asset maturity profile. Based upon the increasing duration of our asset maturity profile, we have increased our issuance of Brokered CDs ranging in maturity from two to five years. We continue to monitor shorter-term maturities should the opportunity arise to issue shorter-term Brokered CDs for economic reasons.

        General economic conditions may affect our ability to access the Brokered CD market. We face the risk that we may not be able to issue Brokered CDs or may need to issue them at higher rates. An increase in rates could have a negative impact on our net interest income. Capmark Bank US also has access to secured funding through FHLB Seattle and the FRB of San Francisco, which are subject to the terms of the programs. We believe that these secured borrowing arrangements may provide alternative funding sources for a portion of Capmark Bank US's Brokered CD liabilities if we are either unable to access the Brokered CD market or the overall cost of obtaining funding in this market increases significantly. Capmark Bank US's trust department also accepts deposits of principal, interest, escrow and reserve balances that borrowers maintain in custodial accounts for the purpose of paying principal and interest on their loans and funding repairs, tenant improvements, taxes and insurance on the properties that are financed with their loans. Deposits held in a fiduciary capacity are not our assets or liabilities and, accordingly, are not included in the consolidated balance sheet. A portion of these deposits are eligible for investment as deposits at Capmark Bank US at the discretion of the trust department and may provide us with an alternative form of financing.

        The following table presents information concerning the financing arrangements and other funding sources that we had in place as of March 31, 2009 (in thousands):

Financing Arrangements and Funding Sources	Amount Outstanding	Funding Limit(10)	Weighted Average Remaining Maturity
	(in thousands)		(months)
Primary long-term funding:
Senior credit facility
Term loan(1)(2)	$2,624,343	$2,624,343	24
Revolving credit facility(1)(2)	2,663,490	2,663,490	24

Total	5,287,833	5,287,833	24

Bridge loan(2)	824,829	824,829	—
Senior notes	2,494,319	2,494,319	44

Total primary long-term funding	8,606,981	8,606,981	27

Secured funding(3):
Repurchase agreements(4)	—	12,795	—
Other secured funding facilities—Capmark Bank US(5)	1,663,504	2,661,313	24
Other secured funding facilities—Other(5)	185,765	185,765	16
Bank and third-party funding	188,932	188,932	56

Total secured funding	2,038,201	3,048,805	26

Unsecured funding:
Other unsecured funding—uncommitted—Capmark Bank US(6)	50,000	90,000	—
Other unsecured funding—uncommitted—Other	93,121	93,121	0
Other bank and third party loans(5)	35,570	35,570	2

Total unsecured funding	178,691	218,691	1

Subtotal	10,823,873	11,874,477	27
Brokered CDs(7)	7,158,244	7,158,244	22

Total funding and bank deposit liabilities	17,982,117	19,032,721	25

Consolidated debt agreements(8):
Secured debt attributable to the consolidation of securitizations	181,239	181,239	N/A
Secured debt attributable to the consolidation of LIHTC partnerships	200,672	200,672	N/A

Total consolidated debt agreements	381,911	381,911	N/A

Junior subordinated debentures(9)	250,001	250,001	444

Total borrowings and deposit liabilities	$18,614,029	$19,664,633	31

Notes:

(1)
Contractual capacity under our term loan is $2.6 billion in U.S. dollar equivalent amounts. Our ability to borrow under the revolving credit facility is subject to the satisfaction of certain conditions, including that no event of default has occurred or is continuing. The weighted average remaining maturity of the balance outstanding under the revolving credit facility is based on the facility's contractual termination date of March 23, 2011.

(2)
On April 20, 2009 and May 8, 2009 we amended our bridge loan agreement to extend the maturity date until May 21, 2009 and received waivers for our non-compliance with certain covenants under our bridge loan agreement and senior credit facility. For a discussion of the amendment and waivers see "—$1.5 Billion Term Loan Facility Commitment and Senior Credit Facility and Bridge Loan Agreement" below.

(3)
The funding limits for secured funding are subject to lien limitations under our senior credit facility. Additionally, the funding limits reflect the contractual capacity of such agreements but are not indications of actual amounts that may be borrowed at any time. Borrowing capacity for these agreements is dependent upon our ownership of eligible assets and the discretion of the lenders.

(4)
During the three months ended March 31, 2009, we did not experience any material margin calls as a result of declining collateral values.

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

(8)
Represents debt agreements that we consolidate under SFAS No. 140, SFAS No. 66 and FIN 46(R).

(9)
As a result of consecutive fiscal quarters of negative adjusted earnings before taxes and our average four quarters fixed charge ratio of less than 1.20, we determined that a mandatory deferral event continued for the fourth quarter of fiscal year 2008. For a discussion of the junior subordinated debentures, see our 2008 Annual Report on Form 10-K.

(10)
For funding sources that do not, by their terms, have a limit on the amount that may be drawn, we have calculated the funding limit as the amount drawn as of March 31, 2009.

        In addition to the outstanding funding reflected in the above table, as of March 31, 2009, we had $445.4 million of stockholders' equity and $72.9 million of common stock classified as mezzanine equity. As of March 31, 2009, we held $3.4 billion of total cash, including $1.8 billion of cash held at Capmark Bank US.

        Of the total deposit liabilities reflected in the above table, $7.2 billion consisted of FDIC insured Brokered CDs issued by Capmark Bank US, compared to $5.7 billion of Brokered CDs outstanding as of December 31, 2008. We increased our deposit funding through Brokered CDs to generate additional liquidity in response to unfavorable economic conditions and to fund repayment of maturing Brokered CDs throughout the remainder of 2009.

        Capmark Bank US may also have access to funding in the form of escrow deposits held in trust at the discretion of the trust department. As of March 31, 2009, none of the eligible escrow funds held in trust by our U.S. servicing operations were placed on deposit with Capmark Bank US. As of March 31, 2009, the amount of escrow deposits that were eligible for deposit at Capmark Bank US at the discretion of the trust department was $1.1 billion.

$1.5 Billion Term Loan Facility Commitment and Senior Credit Facility and Bridge Loan Agreement

        On May 8, 2009, we received a commitment from certain lenders under the bridge loan agreement and senior credit facility to provide the Facility. Proceeds from the Facility, along with $75.0 million in cash, will be used to refinance a portion of our bridge loan agreement and senior credit facility.

        The Facility will be guaranteed by each of the guarantors under the bridge loan agreement and senior credit facility and certain material domestic wholly-owned subsidiaries of our company. The Facility will be secured by a pledge and security interest on substantially all of our U.S. and Canadian non-bank mortgage loans and foreclosed real estate. The Facility will contain a number of financial and operating covenants, including minimum liquidity covenants and run rate operating expense covenants, limitations on incurring debt, granting liens and making certain restricted payments, investments and capital expenditures. The maturity date of the Facility will be March 23, 2011, provided that if certain conditions relating to the restructuring of our senior notes due 2010 have not been met, the maturity date of the Facility will be accelerated to April 2010.

        In connection with the Facility, we will enter into the Amendments. The Amendments will extend the maturity date under the bridge loan agreement to the maturity date of the Facility, conform the financial covenants in those agreements to the financial covenants in the Facility and amend certain other provisions of those agreements, including permitting the Facility. The Facility and the Amendments are subject to a number of closing conditions, including the negotiation and execution of definitive agreements and related documents satisfactory to the lenders. We are seeking to document and close the Facility and Amendments by May 21, 2009.

        In addition, we intend to seek an additional facility contemplated under the terms of the Facility to finance servicing advances made by Capmark Finance Inc. in the ordinary course of its master servicing activities. In the event a servicing facility is entered into, it will be secured by the rights to repayment of the servicing advances and a security interest covering the residual value of the servicing advances also will be granted as security for repayment of the Facility.

        To facilitate the execution of definitive agreements with respect to the Facility and the Amendments, we have extended the maturity date of 100% of our outstanding bridge loan to May 21, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive our compliance with the leverage ratio covenant for the quarters ended December 31, 2008 and March 31, 2009. These waivers are effective through May 21, 2009.

        Our senior credit facility contains financial, affirmative and negative covenants that we believe are usual and customary for similar senior credit facilities. Our bridge loan agreement contains financial, affirmative and negative covenants that are substantially similar to those contained in our senior credit facility. The covenants in the senior credit facility include limitations (each of which is subject to customary exceptions) on our ability and the ability of our current and future subsidiaries to incur additional indebtedness, grant liens, merge, consolidate or engage in asset sales, engage in transactions with affiliates and change the nature of the business conducted by us and our subsidiaries. In addition, the senior credit facility and bridge loan require us to maintain a total debt to total capitalization ratio (as defined in the senior credit facility) of no more than 0.87 to 1.0. Compliance with this covenant is measured without giving effect to the consolidation of our LIHTC partnerships or other entities under SFAS No. 66 or FIN 46(R). We were not in compliance with the leverage ratio covenant for the quarter ended March 31, 2009, but received a waiver of such non-compliance through May 21, 2009 as described above.

        Our senior credit facility contains certain customary events of default, including a failure to pay principal, interest, fees or other amounts when due, a failure of a representation or warranty to be true in all material respects when made or deemed made, a breach of a covenant, a cross-default, the entry of a material judgment against us, bankruptcy or insolvency events, certain ERISA violations or a "change of control" or "ownership" as defined in the credit agreement. Our bridge loan agreement also contains certain customary events of default that are substantially similar to those contained in our senior credit facility, including a failure to pay principal, interest, fees or other amounts when due, a failure of a representation or warranty to be true in all material respects when made or deemed made, a breach of a covenant, a cross-default, the entry of a material judgment against us, bankruptcy or insolvency events, certain ERISA violations or a "change of control" as defined in the bridge loan agreement. These events of default may allow for certain grace periods and materiality limitations. Upon an event of default resulting from non-compliance with the leverage ratio covenant, the senior credit facility and bridge loan lenders owed at least a majority of the aggregate outstanding loans can declare all outstanding loans to be immediately due and payable. Other events of default may allow for certain grace periods and materiality limitations.

        If we do not close the Facility and the Amendments by May 21, 2009 and the lenders under the senior credit facility and bridge loan agreement fail to waive or eliminate the leverage ratio covenant beyond May 21, 2009 and further extend the maturity of the bridge loan agreement, upon expiration of the waivers we will default under these agreements and the majority lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of our debt obligations would permit our senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including our senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of our obligations, we would likely be unable to pay all such obligations. In such an event, if we have not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of our assets or through some other form of restructuring, we will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Other Secured Uncommitted Funding Facilities—Capmark Bank US and Other

        We have established other uncommitted secured funding facilities with financial institutions located in the United States. Issuance of secured indebtedness is subject to limitations under the various facilities. The lenders of these secured funding facilities require a specific amount of eligible assets as collateral for the amounts borrowed.

        The following table presents information concerning our other secured funding facilities as of March 31, 2009:

Financing Arrangement	Facility Limit	Amount Drawn	Remaining Availability
	(in thousands)
Capmark Bank US:
FHLB of Seattle(1)	$1,434,173	$1,313,504	$120,669
FRB of San Francisco(2)	1,227,140	350,000	877,140

Total	2,661,313	1,663,504	997,809
Non-Capmark Bank US:
Merrill Lynch "Roaring Fork" facility	185,765	185,765	—

Total	185,765	185,765	—

Total	$2,847,078	$1,849,269	$997,809

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

        We previously had uncommitted secured funding facilities with Shinsei Bank and Société Générale. The Shinsei and Société Générale sponsored asset-backed facilities were terminated and paid in full in January 2009 and March 2009, respectively. We did not obtain replacement funding for these facilities.

        Capmark Bank US's total borrowing capacity with both the FHLB of Seattle and the FRB of San Francisco is reported as of March 31, 2009. Actual borrowing capacity on any business day is subject to change as individual qualifying loans are routinely pledged and de-pledged by Capmark Bank US in the normal course of business. Additionally, changes in loan performance and other collateral-specific criteria may affect whether an individual loan continues to qualify as collateral.

        Due to deteriorating economic conditions, during the first quarter of 2009, Capmark Bank US experienced a decline in the volume of qualifying collateral available to support our FHLB of Seattle and FRB of San Francisco secured borrowings. If a reduction in qualifying collateral pledged at either the FHLB of Seattle or FRB of San Francisco reduces Capmark Bank US's total borrowing capacity to a level below that needed to support then-outstanding secured borrowings, Capmark Bank US is required to take one or more of the following remedial steps: (1) post additional loan collateral; (2) prepay a portion of the then-outstanding borrowings and/or; (3) post a cash deposit to adequately cover any remaining collateral shortfall. Subsequent to March 31, 2009, Capmark Bank US's collateral position with the FHLB of Seattle deteriorated due to a decline in the volume of qualifying collateral and a combination of the remedial steps cited above has been taken by Capmark Bank US as necessary. No material change in Capmark Bank US's available borrowing capacity with the FRB of San Francisco has occurred subsequent to March 31, 2009.

Commitments and Contractual Obligations

  Commitments

        In connection with our business activities, we enter into commitments that may give rise to future cash funding requirements. As of March 31, 2009, these commitments consisted of commitments to originate or purchase loans or investments, commitments to fund loans and commitments to provide equity to equity method investees. We also have commitments to sell loans. The future cash payments and receipts that were associated with these obligations as of March 31, 2009 are summarized in the table below. Because these commitments may expire unused and may require certain conditions to be met prior to funding, the amounts shown do not necessarily reflect our actual future cash funding requirements.

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to originate or purchase loans(1)	$118,185	$—	$—	$—	$118,185
Commitments to fund construction loans(1)	280,708	265,000	204,677	25,942	776,327
Commitments to fund other loans(1)	175,865	614,018	27,666	2,821	820,370
Commitments to purchase investments	7,624	—	—	—	7,624
Commitments to provide equity to equity method investees	—	64,991	3,033	43,807	111,831

Total	$582,382	$944,009	$235,376	$72,570	$1,834,337

Commitments to sell loans	$503,416	—	—	—	$503,416

Note:

(1)
Includes total commitments of $118.2 million to originate or purchase loans, $236.8 million to fund construction loans and $78.0 million to fund other loans for the GSEs.

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

        The table above reflects the future cash payments and receipts associated with commitments for our entire Company. The future cash payments and receipts solely associated with the commitments for Capmark Bank US as of March 31, 2009 are summarized in the table below:

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to originate or purchase loans	$78,400	$—	$—	$—	$78,400
Commitments to fund construction loans	25,053	204,458	196,754	25,942	452,207
Commitments to fund other loans	25,450	452,916	27,416		505,782

Total	$128,903	$657,374	$224,170	$25,942	$1,036,389

Commitments to sell loans	$452,529	$—	$—	$—	$452,529

        The future cash payments and receipts associated with the commitments for all non-Capmark Bank US entities as of March 31, 2009 are summarized in the table below:

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Commitments to originate or purchase loans	$39,785	$—	$—	$—	$39,785
Commitments to fund construction loans	255,655	60,542	7,923	—	324,120
Commitments to fund other loans	150,415	161,102	250	2,821	314,588
Commitments to purchase investments	7,624	—	—	—	7,624
Commitments to provide equity to equity method investees	—	64,991	3,033	43,807	111,831

Total	$453,479	$286,635	$11,206	$46,628	$797,948

Commitments to sell loans	$50,887	$—	$—	$—	$50,887

  Contractual Obligations

        In the ordinary course of our business, we enter into contractual arrangements that may require future cash payments. The future cash payments that were associated with these obligations as of March 31, 2009 are summarized in the table below.

	Payments due by Period
Type of Obligation	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Borrowings and deposit liabilities(1)	$1,550,992	$7,401,480	$3,662,760	$1,835,739	$14,450,971
Derivative instruments(2)	173,952	336,835	125,188	96,983	732,958
FIN 48 obligations(3)	28,747	18,094	72,360	—	119,201
Operating leases and other(4)	39,823	70,101	63,737	7,118	180,779

Total	$1,793,514	$7,826,510	$3,924,045	$1,939,840	$15,483,909

Notes:

(1)
Includes the scheduled maturity of long-term borrowings and deposit liabilities with an original maturity of one year or more, including interest. Interest was calculated for fixed-rate obligations using the contractual fixed interest rate, and for floating-rate obligations, using the appropriate forward-yield curve as of March 31, 2009. Excluded from this table are our short-term borrowings ($3.2 billion), deposit liabilities with an original maturity of less than one year ($3.1 billion), and interest thereon.

(2)
Represents the contractual payments due on our derivative instruments based on rates in effect as of March 31, 2009 but excludes the anticipated amounts that would be contractually received on such instruments, totaling $233.9 million in less than one year, $374.9 million in one to three years, $133.1 million in three to five years, and $90.4 million in more than five years, aggregating $832.3 million in total.

(3)
Represents uncertain tax positions related to permanent and temporary tax differences, including interest and penalties. Includes $1.7 million of uncertain tax positions which may be settled through the reduction of our net operating loss deferred tax asset rather than through a cash payment. The years for which uncertain tax positions will be resolved have been estimated. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify our company for any and all taxes with respect to our company and our subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, we have agreed to indemnify GMAC for any and all tax liabilities of our company and our subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which specified amount has been accrued in our condensed consolidated financial statements.

(4)
Includes the future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2009. Also includes payments due to GMAC and our Sponsors and their affiliates under a management agreement which has no contractual term and, for purposes of this table, is presumed to be outstanding for a period of five years.

Guarantees and Off-Balance Sheet Transactions

  Guarantees

        We enter into guarantees in the ordinary course of our business, including, among others, guarantees in support of some of our LIHTC sponsored funds, NMTC sponsored funds and guarantees of payment of some of the agency and construction loans that we originate and certain other transactions.

  Off-balance Sheet Transactions

        For the three months ended March 31, 2009, we did not enter into any loan securitization transactions.

  Purchase and Indemnification Obligations

        The instruments governing some of our securitization transactions and other off-balance sheet transactions contain customary provisions that require us to purchase specific assets from our securitization trusts and indemnify the issuer with respect to any material misstatement or omission with respect to information we provide for inclusion in the applicable offering documents. In connection with certain asset sales and securitization transactions, we typically make customary representations and warranties to the purchaser of our assets that relate to the characteristics of the assets transferred. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser's requirements, as described in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, we have not recorded a liability in our consolidated balance sheet relating to these potential obligations. The maximum potential amount of future payments that we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales and, as a result, we are unable to develop an estimate of the maximum payout under these representations and warranties. As of March 31, 2009, we had not been required to repurchase any assets under these provisions.

  Recourse Agreements with Government Agencies

        We participate as a lender in Fannie Mae's DUS™ program and other similar programs. As a condition to Fannie Mae's delegation of responsibility for underwriting, originating and servicing of loans under the program, we assume a limited first-dollar loss position throughout the term of each loan we sell to Fannie Mae. As of March 31, 2009, we maintained a liability for such potential losses in the amount of $20.7 million. The maximum amount of loss we were exposed to under these programs was $710.6 million as of March 31, 2009.

  Interests in NMTC Funds

        We sponsor NMTC funds that make investments in qualifying CDEs that receive new markets tax credit allocations under a federal program that is designed to increase the availability of investment capital in low-income communities. We have determined that our NMTC funds are variable interest entities under FIN 46(R) and that we were the primary beneficiary of all but twenty-one of the NMTC funds that we had sponsored as of March 31, 2009. The NMTC funds of which we were not the primary beneficiary had total assets of $402.3 million as of March 31, 2009. Our exposure to loss relating to these NMTC funds was $214.4 million as of that date, representing the amount of financing we have provided to the funds.

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

        The CDOs that we have sponsored that have not been structured as QSPEs are variable interest entities under FIN 46(R). We have determined that we were not the primary beneficiary of any of these entities as of March 31, 2009 and, accordingly, have not consolidated them in our financial statements. These CDOs had total assets of $4.0 billion as of March 31, 2009. Our exposure to loss relating to these CDOs was approximately $29.4 million as of that date, representing the value of our retained interests in these entities including our indirect interests in the CDOs held through our co-investment in a sponsored investment fund.

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

  Asset Quality

        Challenging economic conditions have resulted in declining asset quality in recent quarters, particularly during the fourth quarter of 2008 and the first quarter of 2009, resulting in adverse credit migration and increases in non-performing loans. The factors contributing to the decline in asset quality include weak economic conditions, market illiquidity, declining commercial real estate fundamentals, our concentration of transitional real estate, and declining real estate values.

        The year ended December 31, 2008 and the three months ended March 31, 2009 were characterized by a lack of available financing for commercial real estate and a corresponding scarcity of purchases and sales of real estate. Typically, the primary repayment source for a commercial real estate loan is refinancing, or in some cases, the sale of the property. The market illiquidity experienced in 2008 and the first quarter of 2009 resulted in a lack of viable repayment sources for maturing loans, which has contributed to increased loan extension activity. We have granted, and may in the future continue to grant, extensions of loans, subject to negotiation of acceptable consideration for such extensions. The nature of such consideration depends on the credit profile of a given loan, but might include a partial pay-down and/or an increased interest rate. If we and the borrower are unable to reach mutually acceptable extension terms, and the borrower is unable to refinance or otherwise repay the loan, the loan will default and be classified as non-performing. Such circumstances have contributed to increases in defaults and non-performing loans.

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

        The scarcity of commercial real estate financing, declining fundamentals and generally weak economic conditions have contributed to reductions in commercial real estate values. This trend is putting additional pressure on our loan portfolio, causing loan-to-value ratios to rise. During the first quarter of 2009, we obtained updated appraisals on approximately $1.7 billion of loans. The new appraisals in combination with other loan-level data resulted in the detection of impairment in certain loans, contributing to the increase in loans classified as non-performing in the first quarter of 2009.

  Property Type Diversification of Our Loan Portfolio

        The following table sets forth our exposure to these property types in our loan portfolio. We also maintain additional direct and indirect exposure to these property types through our interests in funds, securities, equity investments and other non-loan exposures. The following table summarizes the composition of our total loan portfolio by property type (in thousands):

	March 31, 2009		December 31, 2008
Property Type	Amount	Percentage	Amount	Percentage
Office	$2,418,759	20%	$2,535,343	21%
Multifamily	2,362,197	20	2,367,555	19
Hospitality	2,179,105	18	2,148,095	17
Healthcare	1,610,644	13	1,699,960	14
Retail	1,276,543	11	1,306,862	11
Mixed-use and other(1)	2,147,570	18	2,229,059	18

Total(2)	$11,994,818	100%	$12,286,874	100%

Notes:

(1)
Mixed-use and other consists of loans secured by properties with more than one commercial real estate property type, loans secured by pools of mixed property types, plus loans secured by various other property types including, but not limited to, undeveloped land, industrial properties, condominiums, and golf courses.

(2)
The above table sets forth our exposure to these property types in the loan portfolio. Loans held for investment are reported before the allowance for loan losses.

  Single Risk Exposures in Our Loan Portfolio

        As of March 31, 2009, we had 35 loan commitments that exceeded $50.0 million. Our aggregate commitments with respect to these 35 loans totaled $2.8 billion, of which $2.4 billion has been funded. Though we sought to minimize our exposure to losses on a single loan by using credit approval limits and by developing loan distribution strategies before we committed to provide financing, market illiquidity restrained our ability to economically reduce these remaining large exposures. These loans, as with our loan portfolio as a whole, have since been subject to adverse credit migration due to market conditions described above. Nine of these loans are non-performing and maintained on non-accrual status. The gross commitment and funded amount related to these non-performing loans totaled $545.6 million as of March 31, 2009. The remaining 26 loans are performing loans.

  Originated Non-Performing Assets

        Our originated non-performing assets consist of loans that are on non-accrual status, real estate acquired through foreclosure upon default of a related loan, and non-performing equity investments for which the Company does not consolidate the entity that holds a foreclosed real estate asset. Loans on non-accrual status exclude any loans that were on non-accrual status at the time we acquired such loans for investment purposes ("acquired non-performing loans"). The following table presents information concerning our originated non-performing assets (in thousands):

	March 31, 2009	December 31, 2008
Gross asset value(1)	$1,604,128	$877,395
Basis adjustments before allowance for loan losses(2)	(334,159)	(112,005)
Specifically assigned allowance for loan losses	(106,115)	(50,111)

Carrying value	$1,163,854	$715,279

Carrying value as a percentage of total assets	5.5%	3.5%

Notes:

(1)
Gross asset value represents the unpaid principal balance of non-accrual loans, the carrying value of foreclosed real estate at the time of foreclosure and the carrying value of non-performing equity investments.

(2)
Basis adjustments include valuation allowances and other discounts to carrying value, before deducting the allowance for loan losses.

        The table above includes $15.1 million and $10.1 million as of March 31, 2009 and December 31, 2008, respectively, of non-performing equity investments for which the Company does not consolidate the entity that holds a foreclosed real estate asset.

  Acquired Non-Performing Loans

        We have acquired non-performing loans for investment purposes at substantial discounts to par. At the time of acquisition, these non-performing loans evidenced credit quality deterioration and the probability that not all contractually required payments would be collected. The carrying value of these loans totaled $236.6 million and $301.7 million as of March 31, 2009 and December 31, 2008, respectively. We recognize an estimate of the accretable yield on these loans. The accretable yield is limited to the excess of the estimated undiscounted principal, interest and other expected cash flows over the acquisition price of the loans.

        We seek to maximize recovery on our acquired non-performing loans. However, the time and amount of our expected cash flows from such loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. Charges for impairments of acquired non-performing loans totaled $6.9 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

        As a result of our financial condition, we have reduced the margin thresholds with certain counterparties from generally $5 million to a zero margin threshold. In addition, certain counterparties have discontinued trading with us or have required upfront, independent margin amounts in order to enter into derivative transactions with them. In addition, counterparties have and may continue to require higher fees and more collateral than we are willing or able to provide. As a result, we have not been able to fully hedge interest rate or currency risks associated with our businesses and in such event changes in interest rates or currency exchange rates could result in additional volatility in our results of operations, which may have a material adverse effect on our results of operations and financial condition.

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

Recent Market Conditions

        Recent unprecedented events in the financial and capital markets (see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Outlook and Recent Trends") are causing losses that are significantly outside the loss estimates forecast by VaR models and are more commonly measured by alternative risk measures such as stress tests and scenario analyses. Starting in 2008, we continued to enhance these alternative risk measures to better reflect exposures arising from certain products (e.g., securitized products). We continue to improve our risk measurement using stress tests and scenario analyses and have refined its market risk limit framework. These actions, however, may not address the potential severity of possible losses as actual market movements may continue to be more dramatic than the estimates included in our VaR, stress tests and scenario analyses. For a further discussion on limitations to VaR models, see "—Value at Risk Analysis" below.

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

Foreign Currency Risk

        We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. We are also exposed to risks associated with foreign currency exchange rates because we have non-U.S. dollar assets funded by borrowings in U.S. dollars under our senior credit facility and other borrowing facilities, and because we have subsidiaries and investments in other entities with retained earnings that are denominated in foreign currencies. As of March 31, 2009, our foreign currency exposure consisted primarily of exposure to changes in exchange rates between the U.S. dollar and the Euro and between the U.S. dollar and Japanese yen. We were to a lesser extent subject to risks associated with movements in exchange rates between U.S. dollars and British pounds sterling, Taiwanese dollars, Chinese renminbi, Canadian dollars, Mexican pesos, Indian rupees and Filipino pesos.

        To manage foreign currency exposure in our business, we seek to finance assets that are denominated in foreign currencies with funding sources denominated in the same currency. When assets denominated in foreign currencies are not funded with liabilities denominated in the same currencies, we use foreign exchange swaps and forward transactions that are designed to mitigate the risks associated with adverse movements in the applicable foreign currency exchange rates. We similarly use foreign exchange forward contracts to manage our foreign currency exposure related to income streams and expenses that are denominated in foreign currencies when the amount and timing of the income streams and expenses are known. To manage the effect that fluctuations in exchange rates may have on the value of foreign currency denominated retained earnings in our subsidiaries and the entities in which we have made investments, we have developed an active hedging policy that manages and adjusts our exposure using one-month foreign exchange swaps and forward contracts. As discussed above, our foreign currency exposure has increased as certain of our foreign currency derivative transactions have terminated and have not been replaced as a result of either our inability or unwillingness to enter into new derivative contracts given the substantial margin required by our derivative counterparties.

        Exposure associated with our assets and liabilities that are denominated in foreign currencies are primarily related to foreign denominated assets and liabilities residing in U.S. dollar entities. A 10% adverse change in the U.S. dollar relative to the foreign currencies associated with the aforementioned positions would result in a $122.1 million loss reflected in other (losses) gains, net in our consolidated statement of operations for the three months ended March 31, 2009. A 10% adverse change in the U.S. dollar relative to the foreign currencies associated with our net investment position in non-U.S. dollar entities globally would result in a $64.8 million loss reflected in accumulated other comprehensive income (loss), net of tax, a component of stockholders' equity as of March 31, 2009.

Derivative Counterparty Exposure

        The use of derivative instruments to manage and mitigate our exposure to market risks exposes us to the risk that counterparties to derivative transactions will fail to perform their obligations under the derivative instruments. Because obligations under our derivative instruments are determined by reference to interest rates, foreign currency exchange rates and credit spreads, our exposure to a risk of loss from defaults by counterparties to our derivative transactions is impacted by movements in interest rates, foreign currency exchange rates and to a lesser extent credit spreads. To manage our credit exposures to counterparties to our derivative transactions, before we enter into derivative transactions, we negotiate and execute industry standard agreements that govern the maximum credit exposure that we will assume with respect to counterparties in derivative transactions. The typical margin threshold that has been negotiated with our counterparties is $5.0 million. As discussed above, margin thresholds with certain counterparties have been reduced to zero given current market conditions. We measure our credit exposure to counterparties under our derivative instruments on a daily basis. If exposures with respect to counterparties exceed agreed-upon thresholds, we make margin calls under which the counterparties are required to post collateral in order to bring our credit exposure to them within the agreed-upon ranges. To date, we have not incurred a loss as a result of a default on performance by our derivative counterparties.

        Our derivative counterparties were rated single A or better by the credit rating agencies as of March 31, 2009. Our exposure to derivative counterparties as of March 31, 2009 is summarized in the table below by counterparty credit rating and remaining contract maturity of the fair value of derivatives in a gain position, including interest rate swaps, caps, foreign exchange forwards, foreign exchange swaps and cross currency swaps. The table excludes fair values corresponding to other credit exposures, such as those arising from the Company's lending activities. Total exposure takes into account the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received.

	Years to Maturity
Credit Rating(1)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total Exposure(2)	Margin Balance Posted/(Held)	Net Exposure Post Cash Collateral(3)
	(in thousands)
AA	$31,368	$12,009	$18,462	$(12,995)	$48,844	$(36,840)	$12,004
A	137,046	18,758	54,578	(2,422)	207,960	(187,982)	19,978

Total	$168,414	$30,767	$73,040	$(15,417)	$256,804	$(224,822)	$31,982

Notes:

(1)
Credit ratings are as determined by external rating agencies. The assigned rating is the lowest of the available ratings.

(2)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories.

(3)
Represents total exposure less margin balances. Margin balances reflect collateral held by the Company for exposure above the agreed upon threshold amount.

Value-at-Risk Analysis

        We use a statistical methodology known as value-at-risk, commonly referred to as "VaR," as one of our tools for measuring, monitoring and reviewing our market risk exposure. VaR measures the dollar amount of potential losses in fair value from adverse movements in interest rates and credit spreads in an ordinary market. Our VaR model uses a distribution of historical changes in key market indices or other market factors to assess the potential for future losses. Our VaR model also takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another. We measure VaR using a 95% confidence interval and an assumed one-month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by our VaR model in only one out of every 20 months. We believe that our VaR analysis takes into account our material interest rate and credit spread sensitive positions. The following table represents the maximum, average and minimum potential VaR losses measured for the three months ended March 31, 2009 and 2008. This analysis has been presented for illustrative purposes only and does not represent our current views as to future movements in interest rates and credit spreads. The table below shows a greater variation in our potential VaR losses for the three months ended March 31, 2009 compared to the three months ended March 31,

2008 as a result of adverse market conditions, specifically a significant increase in spread volatility across the credit curve, experienced during the past several quarters.

	Three Months Ended March 31,
Value-at-Risk(1)	2009	2008
	(in thousands)
Maximum	$97,982	$60,868
Average	81,598	55,685
Minimum	60,875	45,844

Note:

(1)
In the first quarter of 2009, we further refined our VaR methodology to capture foreign exchange risk. In addition, we changed to a historical simulation approach that will capture additional risk factors and will better measure the relationship between these factors. We also incorporated the ability to measure the spread risk of each portfolio to the appropriate points on the spread curve. Based upon the changes made to the methodology in the first quarter of 2009, the potential losses for the three months ended March 31, 2008 would have been: maximum $87.8 million, average $68.5 million and minimum $57.0 million.

Net Interest Income Sensitivity Analysis

        While VaR measures the risk of loss due to unlikely events in an ordinary market, a sensitivity analysis measures exposure to an isolated hypothetical movement in one or more specific market prices, rates or indices. To measure our exposure to volatility in net interest income, we perform a sensitivity analysis on a monthly basis that considers isolated hypothetical movements in specific market rates for each currency in which we transact business. The first table reflects our sensitivity to sudden shifts in short-term rates in all currencies in which we transact business, taking into consideration our asset and liability positions on our consolidated balance sheet and the derivative instruments that we use to mitigate market risk as of March 31, 2009. The second table reflects our sensitivity to similar movements in U.S. interest rates on the trust fee income earned on escrow balances as of March 31, 2009. Due to the current low interest rate environment, rates were decreased no more than 100 basis points and 40 basis points in the first and second tables, respectively. Both tables measure the impact on net interest income over the next 12 months. These analyses have been presented for illustrative purposes only and do not represent our current views as to future interest rate movements.

        Additionally, given the current level of interest rates, the downward hypothetical movements were lowered to 25 and 40 basis points for the U.S. dollars, Japanese yen, Canadian dollars and Taiwanese dollars and 50 and 100 basis points for the remainder of the currency positions. The upward hypothetical movements remained at 100 and 200 basis points with the exception of Japanese yen LIBOR which was applied at 50 and 100 basis points.

	Annualized Impact on Net Interest Income
Currency	100 Basis Point Decrease	50 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands)
U.S. dollars	$(8,724)	$(5,453)	$21,811	$43,622
Japanese yen	5,169	3,231	(6,461)	(12,922)
Pounds sterling	1,135	568	(1,135)	(2,271)
Euro	(3,796)	(1,898)	3,796	7,592
Canadian dollars	(196)	(122)	490	979
Mexican pesos	125	62	(125)	(250)
Taiwanese dollars	141	88	(351)	(703)
Filipino pesos	64	32	(64)	(129)
Chinese renminbi	(75)	(37)	75	150
Indian rupees	(11)	(5)	11	22

All currencies	$(6,168)	$(3,534)	$18,047	$36,090

	Annualized Impact on Net Interest Income
	40 Basis Point Decrease	25 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
	(in thousands)
Escrow balances	$(11,615)	$(7,400)	$31,291	$62,583

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

        Primary responsibility for the management of operational risk lies with our business segments and support functions, which are required to maintain controls designed to identify, assess and mitigate operational risks for their existing activities. These controls include systems and processes that relate to theft and fraud, our general business practices, our technology, the safeguarding of our assets and data security, our personnel, our customers, our financial reporting and our external service providers. In addition, we have developed and continue to enhance specific policies and procedures that are designed to ensure that transactions are properly approved, processed, recorded, reported, monitored/updated and reconciled on a timely basis and that we have adequate business continuity and disaster recovery plans for critical facilities and resources. The operational risk management activities of our business segments are overseen by our Senior Vice President, Internal Audit and Risk & Controls with the assistance of our human resources, legal, information technology, treasury, accounting and risk management departments.

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

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Controls over Financial Reporting

        Section 404 of the Sarbanes-Oxley Act requires that the management of public companies evaluate, and their independent registered public accountants report on, internal controls over financial reporting on an annual basis. We are not yet required to report on our internal controls over financial reporting or to obtain an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect that we will be required to complete our initial internal controls assessment by the time of the filing of our Form 10-K for our fiscal year ending December 31, 2009.

        Prior to 2008, both we and our independent registered public accounting firm identified material weaknesses, as well as significant deficiencies, with respect to our internal controls over financial reporting in connection with the audits of our consolidated financial statements. Beginning in 2007, we undertook specific actions to remediate these weaknesses and deficiencies.

        As part of our efforts to address the identified weaknesses and deficiencies, emphasis was placed upon recruiting for key financial positions, projects to improve financial processes and information flows, and implementation of formal accounting policies and controls designed to facilitate company-wide compliance with proper interpretation and application of GAAP. We believe these actions have sufficiently remediated the previously identified deficiencies with respect to our internal controls over financial reporting such that a material weakness no longer exists.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As previously reported, the Investigation Bureau of the Ministry of Justice of Taiwan presented one of our Taiwan-based subsidiaries with a search warrant in June 2008, authorizing a search for documents relating to a 2005 transaction involving a purchase of non-performing loan and real estate assets from Bowa Bank, a Taiwanese bank. Bowa Bank was taken over by the Central Deposit Insurance Corporation in August 2007 as part of an insolvency proceeding. The Investigation Bureau is reviewing a number of transactions entered into by Bowa Bank prior to its insolvency. According to the search warrant, this case relates to an investigation of potential violations of the Taiwanese Banking Law and Securities and Exchange Law. An officer of this Taiwanese subsidiary was also questioned as a witness in connection with the investigation. No criminal or civil claims have been brought against us or any of our employees in connection with these matters. We are cooperating with the investigation.

        As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, on April 3, 2009, the one non-extending bridge loan lender filed a complaint against us in connection with the non-repayment of the $48 million principal amount of the bridge loan held by such lender, which is included in other long-term borrowings in the condensed consolidated balance sheet at March 31, 2009. On May 12, 2009, the Company entered into a settlement agreement with the one bridge loan lender that previously had not consented to the extension of the bridge loan maturity and waiver of the leverage covenant. The settlement required that such lender become a party to the most recent bridge loan extension and waiver, execute the Facility commitment and dismiss its complaint filed on April 3, 2009 with prejudice. In consideration of the settlement, the Company paid the non-consenting lender $1.2 million as compensation for fees related to the earlier extensions and the lender's legal fees. The complaint was filed in connection with the non-repayment of the $48 million principal amount of the bridge loan held by such lender. The complaint alleged breach of contract, breach of the covenant of good faith and fair dealing and conversion by the Company in connection with the non-repayment.

        As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we have received correspondence from certain of the holders of our senior notes stating that they believe that we have defaulted under the terms of the indentures governing the senior notes by failing to timely file our Annual Report on Form 10-K for the year ended December 31, 2008. The Company subsequently filed the 2008 Annual Report on Form 10-K and does not believe there is any default. We have also received correspondence from certain of the holders of our senior notes and certain of the lenders under our senior credit facility that are not lenders under our bridge loan agreement requesting that we provide them with the information that we have provided to the bridge lenders and urging us to undertake a comprehensive debt restructuring.

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

Item 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on April 24, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        The exhibits filed as a part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc. (incorporated by reference to the Registration Statement on Form S-4 of Capmark Financial Group Inc. (File No. 333-146211) filed on September 20, 2007).
3.2	Amended and Restated By-laws of Capmark Financial Group Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2008).
10.1
Amendment No. 7 and Waiver to the Bridge Loan Agreement, dated as of May 8, 2009, among Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2009).
10.2
Waiver No. 2 to the Credit Agreement, dated as of May 8, 2009, among Capmark Financial Group Inc., certain subsidiaries of the Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2009).
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capmark Financial Group Inc.
Date: May 15, 2009	/s/ JAY N. LEVINE Name: Jay N. Levine Title: President and Chief Executive Officer
Date: May 15, 2009	/s/ GREGORY J. MCMANUS Name: Gregory J. McManus Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description and Method of Filing
3.1	Amended and Restated Articles of Incorporation of Capmark Financial Group Inc. (incorporated by reference to the Registration Statement on Form S-4 of Capmark Financial Group Inc. (File No. 333-146211) filed on September 20, 2007).
3.2	Amended and Restated By-laws of Capmark Financial Group Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2008).
10.1
Amendment No. 7 and Waiver to the Bridge Loan Agreement, dated as of May 8, 2009, among Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2009).
10.2
Waiver No. 2 to the Credit Agreement, dated as of May 8, 2009, among Capmark Financial Group Inc., certain subsidiaries of the Capmark Financial Group Inc., the financial institutions and other institutional lenders party thereto, and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2009).
31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Section 1350 Certifications.